Form 10-Q
period 2021-09-30
Life Time Group Holdings, Inc.
filed 2021-11-17
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________________
FORM 10-Q
 ____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-40887
______________________________________________
Life Time Group Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3481985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2902 Corporate Place
Chanhassen, Minnesota 55317
(952) 947-0000
(Address, including zip code Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	LTH	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒      No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No ☒
As of November 15, 2021, the Registrant had 193,059,950 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$44,827	$33,195
Accounts receivable	8,326	4,805
Center operating supplies and inventories	40,113	36,276
Prepaid expenses and other current assets	35,214	87,231
Income tax receivable	3,466	4,192
Total current assets	131,946	165,699
Property and equipment, net	2,699,104	2,692,712
Goodwill	1,233,176	1,233,176
Operating lease right-of-use assets	1,864,246	1,708,597
Intangible assets, net	173,604	164,419
Other assets	55,425	52,955
Total assets	$6,157,501	$6,017,558
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$71,962	$54,104
Construction accounts payable	51,946	39,936
Deferred revenue	28,190	42,274
Accrued expenses and other current liabilities	183,703	117,675
Current maturities of debt	31,841	139,266
Current maturities of operating lease liabilities	44,137	49,877
Total current liabilities	411,779	443,132
Long-term debt, net of current portion	2,331,500	2,133,330
Operating lease liabilities, net of current portion	1,902,784	1,738,393
Deferred income taxes	131,655	195,122
Other liabilities	25,027	26,168
Total liabilities	4,802,745	4,536,145
Commitments and contingencies (Note 10)
Mezzanine equity:
Series A convertible participating preferred stock, $0.01 par value per share; 12,000 shares authorized; 5,930 and 0 shares issued and outstanding, respectively	153,620	—
Stockholders’ equity:
Common stock, $0.01 par value per share; 200,000 and 170,000 shares authorized, respectively; 145,196 shares issued and outstanding	1,452	1,452
Additional paid-in capital	1,548,904	1,569,905
Stockholder note receivable	—	(15,000)
Retained deficit	(346,313)	(71,714)
Accumulated other comprehensive loss	(2,907)	(3,230)
Total stockholders’ equity	1,201,136	1,481,413
Total liabilities, mezzanine equity and stockholders’ equity	$6,157,501	$6,017,558
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Center revenue	$372,000	$228,349	$933,690	$704,919
Other revenue	13,040	2,681	23,835	14,991
Total revenue	385,040	231,030	957,525	719,910
Operating expenses:
Center operations	231,996	165,572	625,322	515,350
Rent	52,513	47,539	154,552	138,470
General, administrative, and marketing	45,304	32,204	126,896	119,665
Depreciation and amortization	57,977	61,359	177,005	188,483
Other operating	14,796	15,152	30,660	37,412
Total operating expenses	402,586	321,826	1,114,435	999,380
Loss from operations	(17,546)	(90,796)	(156,910)	(279,470)
Other (expense) income:
Interest expense, net of interest income	(39,849)	(30,967)	(176,144)	(95,724)
Equity in earnings of affiliate	(28)	37	(412)	(206)
Total other expense	(39,877)	(30,930)	(176,556)	(95,930)
Loss before income taxes	(57,423)	(121,726)	(333,466)	(375,400)
Benefit from income taxes	(11,981)	(28,079)	(58,867)	(99,096)
Net loss	$(45,442)	$(93,647)	$(274,599)	$(276,304)
Loss per common share—basic and diluted	$(0.36)	$(0.64)	$(2.00)	$(1.90)
Weighted-average common shares outstanding—basic and diluted	145,196	145,196	145,196	145,118

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(45,442)	$(93,647)	$(274,599)	$(276,304)
Foreign currency translation adjustments, net of tax of $0	(2,404)	2,436	323	(3,413)
Comprehensive loss	$(47,846)	$(91,211)	$(274,276)	$(279,717)

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at July 1, 2021	145,196	$1,452	$1,564,591	$(15,000)	$(300,871)	$(503)	$1,249,669
Net loss	—	—	—	—	(45,442)	—	(45,442)
Other comprehensive loss	—	—	—	—	—	(2,404)	(2,404)
Share-based compensation	—	—	1,794	—	—	—	1,794
Cancellation of stockholder note receivable	—	—	(11,355)	15,000	—	—	3,645
Dividends on preferred stock	—	—	(6,126)	—	—	—	(6,126)
Balance at September 30, 2021	145,196	$1,452	$1,548,904	$—	$(346,313)	$(2,907)	$1,201,136

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at January 1, 2021	145,196	$1,452	$1,569,905	$(15,000)	$(71,714)	$(3,230)	$1,481,413
Net loss	—	—	—	—	(274,599)	—	(274,599)
Other comprehensive income	—	—	—	—	—	323	323
Share-based compensation	—	—	2,924	—	—	—	2,924
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	3,844	—	—	—	3,844
Cancellation of stockholder note receivable	—	—	(11,355)	15,000	—	—	3,645
Dividends on preferred stock	—	—	(16,414)	—	—	—	(16,414)
Balance at September 30, 2021	145,196	$1,452	$1,548,904	$—	$(346,313)	$(2,907)	$1,201,136

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at July 1, 2020	145,196	$1,452	$1,569,905	$(15,000)	$105,821	$(10,501)	$1,651,677
Net loss	—	—	—	—	(93,647)	—	(93,647)
Other comprehensive income	—	—	—	—	—	2,436	2,436
Balance at September 30, 2020	145,196	$1,452	$1,569,905	$(15,000)	$12,174	$(8,065)	$1,560,466

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at January 1, 2020	141,596	$1,416	$1,479,941	$(15,000)	$288,478	$(4,652)	$1,750,183
Net loss	—	—	—	—	(276,304)	—	(276,304)
Other comprehensive income	—	—	—	—	—	(3,413)	(3,413)
Common stock issuance	3,600	36	89,964	—	—	—	90,000
Balance at September 30, 2020	145,196	$1,452	$1,569,905	$(15,000)	$12,174	$(8,065)	$1,560,466

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(274,599)	$(276,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,005	188,483
Deferred income taxes	(63,467)	(69,229)
Non-cash rent expense	11,546	34,489
Impairment charges associated with long-lived assets	2,455	16,903
Loss (gain) on disposal of property and equipment, net	3,515	(2,894)
Loss on debt extinguishment	40,993	—
Write-off of discounts and debt issuance costs	18,325	—
Amortization of discounts and debt issuance costs	7,761	8,959
Share-based compensation	6,959	—
Changes in operating assets and liabilities	57,614	45,096
Other	(3,429)	(1,668)
Net cash used in operating activities	(15,322)	(56,165)
Cash flows from investing activities:
Capital expenditures	(201,741)	(213,876)
Acquisitions, net of cash acquired	(9,139)	—
Proceeds from sale-leaseback transactions	73,981	122,883
Proceeds from the sale of land held for sale	—	22,971
Other	(1,291)	5,360
Net cash used in investing activities	(138,190)	(62,662)
Cash flows from financing activities:
Proceeds from borrowings	1,907,577	116,583
Repayments of debt	(1,602,164)	(27,104)
Proceeds from senior secured credit facility	134,000	506,000
Repayments of senior secured credit facility	(228,000)	(587,902)
Deposit associated with a pending sale-leaseback transaction	—	15,000
Repayments of finance lease liabilities	(1,133)	(1,034)
Increase in debt discounts and issuance costs	(45,151)	(425)
Proceeds from the issuance of common stock	—	90,000
Net cash provided by financing activities	165,129	111,118
Effect of exchange rates on cash and cash equivalents	15	(185)
Increase (decrease) in cash and cash equivalents	11,632	(7,894)
Cash and cash equivalents—beginning of period	33,195	47,951
Cash and cash equivalents—end of period	$44,827	$40,057
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

1. Nature of Business and Basis of Consolidation and Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. Life Time Group Holdings, Inc. changed its name from LTF Holdings, Inc. effective on June 21, 2021. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic resort destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic resort destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of September 30, 2021, we operated 155 centers in 29 states and one Canadian province.
COVID-19 Impact
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a National Public Health Emergency with respect to COVID-19. On March 16, 2020, we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19, during which time we did not draft or collect monthly access membership dues or recurring product charges from our members. We re-opened our first center on May 8, 2020 and continued to re-open our centers as state and local governmental authorities permitted.
All of our centers are currently open and we are collecting monthly access membership dues and recurring product charges from active members associated with all of our centers. Whether we will need to close any of our centers, and the duration of any such future center closures that may occur, remains uncertain and is dependent on future developments that cannot be accurately predicted at this time.
Initial Public Offering
On October 12, 2021, Life Time Group Holdings, Inc. consummated its initial public offering (“IPO”) of 39.0 million shares of its common stock at a public offering price of $18.00 per share, resulting in total gross proceeds of $702.0 million, which was reduced by underwriting discounts and other offering expenses of $22.9 million, for net proceeds of $679.1 million. The shares of the Company's common stock began trading on The New York Stock Exchange under the symbol “LTH” on October 7, 2021. A registration statement on Form S-1 relating to the offering of these securities was declared effective by the Securities and Exchange Commission (the “SEC”) on October 6, 2021.
Upon consummation of the IPO, the 5.4 million shares of Series A Preferred Stock (as defined in Note 2, Summary of Significant Accounting Policies) then outstanding automatically converted into approximately 6.7 million shares of common stock of Life Time Group Holdings, Inc. Also upon consummation of the IPO, the 0.5 million shares of restricted Series A Preferred Stock then outstanding converted into approximately 0.6 million restricted shares of common stock of Life Time Group Holdings, Inc. For more information regarding the Series A Preferred Stock, see Note 8, Mezzanine Equity.
Additionally, on October 12, 2021, in connection with the consummation of the IPO, we adopted an amended and restated Certificate of Incorporation under which the Company’s authorized share total was increased to 500.0 million shares of common stock, par value $0.01 per share, and 10.0 million shares of preferred stock, par value $0.01 per share, and the Series A Preferred Stock became no longer authorized.
On October 13, 2021, we used a portion of the $679.1 million of net proceeds we received in connection with the IPO to pay down $575.7 million (including a $5.7 million prepayment penalty) of our Term Loan Facility (as defined in Note 6, Debt). For more information regarding our Term Loan Facility, see Note 6, Debt.
On November 1, 2021, Life Time Group Holdings, Inc. consummated the sale of nearly 1.6 million additional shares of its common stock at the IPO price of $18.00 per share pursuant to the partial exercise by the underwriters of their over-allotment option, resulting in total gross proceeds of approximately $28.4 million, which was reduced by underwriting discounts and other offering expenses of $1.3 million, for net proceeds of $27.1 million. We intend to use these net proceeds, as well as the remaining portion of the net proceeds we received in connection with the IPO after the partial pay down of our Term Loan Facility, for general corporate purposes.
As of September 30, 2021, total unrecognized share-based compensation expense associated with stock options, restricted Series A Preferred Stock and restricted stock units was $362.5 million. As a result of the consummation of the IPO, a significant portion of this total unrecognized share-based compensation expense amount will be recognized during the fourth quarter of 2021. For more information regarding share-based compensation expense, see Note 8, Mezzanine Equity and Note 9, Stockholders' Equity.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
With the exception of Note 11, Subsequent Events, the remaining notes to unaudited condensed consolidated financial statements contained herein provide applicable disclosures of events that have occurred and circumstances that existed up through and including September 30, 2021. Accordingly, these notes have not been updated to disclose the impact, if any, of any subsequent events, including the impact associated with the IPO.
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Life Time Group Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect our consolidated operating results. All adjustments (consisting of normal recurring adjustments) considered necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods have been included.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. A summary of our significant accounting policies is included in Note 2 to our annual consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 also amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our condensed consolidated financial statements.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is our Founder, Chairman and Chief Executive Officer (“CEO”). Our CODM assesses financial performance and allocates resources based on the consolidated financial results at the total entity level. Accordingly, we have determined that we have one operating segment and one reportable segment.
Fair Value Measurements
The accounting guidance establishes a framework for measuring fair value and expanded disclosures about fair value measurements. The guidance applies to all assets and liabilities that are measured and reported on a fair value basis. This enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The guidance requires that each asset and liability carried at fair value be classified into one of the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The carrying amounts related to cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Fair Value Measurements on a Recurring Basis. We had no remeasurements of such assets or liabilities to fair value during either of the three or nine months ended September 30, 2021 and 2020.
Financial Assets and Liabilities. At both September 30, 2021 and December 31, 2020, the gross carrying amount of our outstanding debt approximates fair value. The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 6, Debt.
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our long-lived assets, goodwill, and intangible assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations.
During both the three and nine months ended September 30, 2021 and 2020, we determined that certain projects were no longer deemed viable for construction, and that the previously capitalized site development costs associated with these projects were impaired. Accordingly, as it relates to these long-lived assets, we recognized impairment charges of $0.7 million and $9.9 million for the three months ended September 30, 2021 and 2020, respectively, and we recognized impairment charges of $2.5 million and $16.9 million for the nine months ended September 30, 2021 and 2020, respectively. Fair value remeasurements are based on significant unobservable inputs (Level 3). Fixed asset fair values are primarily derived using a discounted cash flow (“DCF”) model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally include our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Property held for sale	$—	$49,686
Construction contract receivables	5,645	12,398
Deferred membership origination costs	4,177	7,212
Prepaid expenses	25,392	17,935
Prepaid expenses and other current assets	$35,214	$87,231
Deferred IPO Costs. Prepaid expenses and other current assets at September 30, 2021 include deferred IPO costs totaling approximately $2.2 million. These deferred costs primarily consist of legal, accounting, and other fees relating to the Company’s IPO. With the consummation of the IPO in October 2021, these deferred offering costs will be netted against the related IPO proceeds and recognized during the fourth quarter as a reduction in Additional paid-in capital on our consolidated balance sheet.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Real estate taxes	$33,814	$31,015
Accrued interest	41,673	15,010
Payroll liabilities	29,146	17,136
Utilities	7,774	5,379
Self-insurance accruals	24,963	22,444
Corporate accruals	24,711	24,123
Dividends payable	16,414	—
Current maturities of finance lease liabilities	1,383	1,171
Other	3,825	1,397
Accrued expenses and other current liabilities	$183,703	$117,675

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Loss per Share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The numerator in the diluted loss per share calculation is derived by adding the effect of assumed common stock conversions to loss available to common stockholders. The denominator in the diluted loss per share calculation is derived by adding shares of common stock deemed to be potentially dilutive to the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities that are subject to performance or market conditions are considered contingently issuable shares for purposes of calculating diluted loss per share. Accordingly, these contingently issuable shares are excluded from the computation of diluted loss per share until the performance or market conditions have been met. Other potentially dilutive securities that do not involve contingently issuable shares are also excluded from the computation of diluted loss per share if their effect is antidilutive.
For both the three and nine months ended September 30, 2021 and 2020, our potentially dilutive securities include stock options, all of which are subject to performance conditions that were not met as of the end of each respective period. Accordingly, the contingently issuable shares associated with our stock options are excluded from the computation of diluted loss per share for both the three and nine months ended September 30, 2021 and 2020. For both the three and nine months ended September 30, 2021, our potentially dilutive securities also include unvested restricted stock units, outstanding shares of Series A convertible participating preferred stock (“Series A Preferred Stock”) and unvested restricted Series A Preferred Stock. Due to the net loss that we recognized during both the three and nine months ended September 30, 2021, the potentially dilutive shares of common stock associated with our unvested restricted stock units, outstanding shares of Series A Preferred Stock and unvested restricted Series A Preferred Stock were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for both the three and nine months ended September 30, 2021.
The following table sets forth the calculation of basic and diluted loss per share for both the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(45,442)	$(93,647)	$(274,599)	$(276,304)
Dividends accrued on Series A Preferred Stock	(6,126)	—	(16,414)	—
Loss available to common stockholders	$(51,568)	$(93,647)	$(291,013)	$(276,304)
Weighted average common shares outstanding—basic and diluted	145,196	145,196	145,196	145,118
Loss per share—basic and diluted	$(0.36)	$(0.64)	$(2.00)	$(1.90)
The following is a summary of potential shares of common stock that were excluded from the computation of diluted loss per share for both the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	24,118	21,252	24,118	21,252
Unvested restricted stock units	610	—	610	—
Outstanding shares of Series A Preferred Stock	5,430	—	5,430	—
Unvested restricted Series A Preferred Stock	500	—	500	—
Potential common shares excluded from diluted loss per share	30,658	21,252	30,658	21,252
For more information regarding our Series A Preferred Stock and unvested restricted Series A Preferred Stock, see Note 8, Mezzanine Equity and Note 9, Stockholders’ Equity. For more information regarding our stock options and unvested restricted stock units, see Note 9, Stockholders’ Equity.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
3. Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	Nine Months Ended September 30,
	2021	2020
Accounts receivable	$(3,604)	$6,149
Center operating supplies and inventories	(3,836)	6,063
Prepaid expenses and other current assets	(3,243)	9,965
Income tax receivable	4,372	2,348
Other assets	1,950	4,491
Accounts payable	17,709	10,890
Accrued expenses and other current liabilities	60,270	(3,636)
Deferred revenue	(16,777)	(3,776)
Other liabilities	773	12,602
Changes in operating assets and liabilities	$57,614	$45,096
Additional supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash paid for income taxes, net of refunds received (received from income tax refunds, net of taxes paid)	$221	$(32,510)
Cash payments for interest, net of capitalized interest	82,228	76,213
Capitalized interest	2,476	3,719
See Note 7, Leases for supplemental cash flow information associated with our lease arrangements for both the three and nine months ended September 30, 2021 and 2020.
4. Goodwill and Intangibles
The goodwill balance was $1,233.2 million at both September 30, 2021 and December 31, 2020.
Intangible assets consisted of the following:

	September 30, 2021
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	163,000
Member relationships	62,100	(62,100)	—
Other	15,029	(4,425)	10,604
Total intangible assets	$240,129	$(66,525)	$173,604

	December 31, 2020
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	$163,000
Member relationships	62,100	(62,100)	—
Other	5,252	(3,833)	1,419
Total intangible assets	$230,352	$(65,933)	$164,419

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the nine months ended September 30, 2021, we acquired the assets associated with an outdoor bicycling event for approximately $10.2 million, of which approximately $1.1 million had yet to be paid as of September 30, 2021. The transaction was accounted for as an asset acquisition and the entire purchase price was allocated to an intangible asset associated with a license to use a recreation area for the staging of the event, which expires in April 2031. Other intangible assets at September 30, 2021 includes this facility license as well as trade names and customer relationships associated with our race registration and timing businesses. Other intangible assets at December 31, 2020 consists solely of the trade names and customer relationships associated with our race registration and timing businesses.
Amortization expense associated with intangible assets for both the three months ended September 30, 2021 and 2020 was $0.2 million, and was $0.6 million and $3.6 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense associated with intangible assets is included in Depreciation and amortization in our condensed consolidated statements of operations.
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Membership dues and enrollment fees	$261,033	$169,612	$653,584	$490,151
In-center revenue	110,967	58,737	280,106	214,768
Total center revenue	372,000	228,349	933,690	704,919
Other revenue	13,040	2,681	23,835	14,991
Total revenue	$385,040	$231,030	$957,525	$719,910
The timing associated with the revenue we recognized during the three months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$324,350	$13,040	$337,390	$201,174	$2,681	$203,855
Goods and services transferred at a point in time	47,650	—	47,650	27,175	—	27,175
Total Revenue	$372,000	$13,040	$385,040	$228,349	$2,681	$231,030
The timing associated with the revenue we recognized during the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$813,425	$23,835	$837,260	$618,003	$14,991	$632,994
Goods and services transferred at a point in time	120,265	—	120,265	86,916	—	86,916
Total Revenue	$933,690	$23,835	$957,525	$704,919	$14,991	$719,910
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue as a result of fees collected in advance for membership dues, enrollment fees, personal training, and other center services offerings, as well as our media and athletic events. Total contract liabilities at September 30, 2021 and 2020 were $30.8 million and $50.3 million, respectively.
Contract liabilities that will be recognized within one year are classified as current liabilities and are included in Deferred revenue in our condensed consolidated balance sheets, the balance of which was $28.2 million and $45.8 million at September 30, 2021 and 2020, respectively. These balances primarily consist of prepaid membership dues, personal training and other in-center services, and enrollment fees. The $17.6 million decrease in these contract liabilities was primarily driven by the usage of membership dues credits that we gave to

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
members during 2020 as a result of center closures. Also, deferred revenue associated with enrollment fees and center services offerings decreased as a result of our center closures in 2020.
Contract liabilities that will be recognized in a future period greater than one year are classified as long-term liabilities and are included in Other liabilities in our condensed consolidated balance sheets, the balance of which was $2.6 million and $4.5 million at September 30, 2021 and 2020, respectively. These balances primarily consist of deferred enrollment fees. The $1.9 million decrease in these contract liabilities was primarily driven by our center closures during 2020.
6. Debt
Debt consisted of the following:

	September 30, 2021	December 31, 2020
Term Loan Facility, maturing December 2024	$843,625	$—
Prior Term Loan Facility, retired January 2021	—	1,471,584
Prior Revolving Credit Facility, retired January 2021	—	94,000
Secured Notes, maturing January 2026	925,000	—
Unsecured Notes, maturing April 2026	475,000	—
2023 Notes, retired February 2021	—	450,000
Secured loan—related parties, retired January 2021	—	101,503
Mortgage notes, various maturities (1)	151,244	167,872
Other debt	4,289	4,289
Fair value adjustment	1,981	2,469
Total debt	2,401,139	2,291,717
Less unamortized debt discounts and issuance costs	(37,798)	(19,121)
Total debt less unamortized issuance costs	2,363,341	2,272,596
Less current maturities	(31,841)	(139,266)
Long-term debt, less current maturities	$2,331,500	$2,133,330
(1)    Mortgage notes collateralized by certain related real estate and buildings, due through 2027 at a weighted average interest rate of 4.69% and 4.68% at September 30, 2021 and December 31, 2020, respectively.
Refinancing Transactions
During the nine months ended September 30, 2021, Life Time, Inc., an indirect, wholly-owned subsidiary of Life Time Group Holdings, Inc., as the borrower and issuer, as applicable, together with certain other wholly-owned subsidiaries: (i) refinanced in full the then outstanding balances associated with our previous term loan facility (the “Prior Term Loan Facility”) and our prior revolving credit facility (the “Prior Revolving Credit Facility”) through net cash proceeds Life Time, Inc. received from a new term loan facility (the “Term Loan Facility”) that matures in December 2024 as well as the issuance of senior secured notes (the “Secured Notes”) that mature in January 2026; (ii) refinanced in full our previous senior unsecured notes (the “2023 Notes”) through proceeds Life Time, Inc. received from the issuance of new senior unsecured notes (the “Unsecured Notes”) that mature in April 2026; and (iii) converted our then existing related party secured loan into Series A Preferred Stock.
Senior Secured Credit Facility
In June 2015, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a senior secured credit facility with a group of lenders led by Deutsche Bank AG as the administrative agent. On January 22, 2021, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into an eighth amendment to the credit agreement governing our senior secured credit agreement (the “Amended Senior Secured Credit Facility”). Pursuant to the Amended Senior Secured Credit Facility, Life Time, Inc. and such other subsidiaries: (i) entered into the Term Loan Facility and incurred new term loans in an aggregate principal amount of $850.0 million; (ii) paid off the then outstanding balances associated with the Prior Term Loan Facility and the Prior Revolving Credit Facility; and (iii) extended the maturity of $325.2 million of the $357.9 million Prior Revolving Credit Facility to September 2024 (the “Revolving Credit Facility”).
Upon the exercise of an accordion feature and subject to certain conditions, borrowings under the Amended Senior Secured Credit Facility may be increased up to an additional $400.0 million (plus additional amounts that may be added upon the satisfaction of certain financial tests) subject, in certain cases, to meeting a first lien net leverage ratio. Our ability to increase our borrowings under the Amended Senior Secured Credit Facility using this accordion feature is restricted during the Covenant Modification Period (as defined in “—Debt

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Covenants” below). The Amended Senior Secured Credit Facility is secured by a first priority lien (on a pari-passu basis with the Secured Notes described below) on substantially all of our assets.
The net cash proceeds Life Time, Inc. received under the Term Loan Facility, as well as from the Secured Notes, were used to: (i) refinance in full the then outstanding balances associated with the Prior Term Loan Facility and the Prior Revolving Credit Facility (details of which are described under “—Term Loan Facility” and “—Revolving Credit Facility,” respectively); (ii) pay debt issuance and original issue discount costs associated with each of these financing transactions (details of which are described in “—Debt Discounts and Issuance Costs” below); and (iii) strengthen our balance sheet by adding to our cash position.
Term Loan Facility
At both December 31, 2020 and January 22, 2021 (the effective date of the refinancing), the Prior Term Loan Facility balance was $1,471.6 million. Under the Term Loan Facility, Life Time, Inc. incurred new term loans in an aggregate principal amount of $850.0 million, of which $507.6 million represents cash proceeds received and $342.4 million represents the cashless portion of the Prior Term Loan Facility that was rolled over into the Term Loan Facility. On January 22, 2021, we used the net cash proceeds received from the Term Loan Facility, as well as a portion of the net proceeds received from the Secured Notes, to pay off the remaining $1,129.2 million Prior Term Loan Facility balance.
The $850.0 million Term Loan Facility amortizes at 0.25% quarterly, resulting in mandatory quarterly principal repayments of approximately $2.1 million, and matures in December 2024. At September 30, 2021, the Term Loan Facility loan balance was $843.6 million, with interest due at intervals ranging from 30 to 180 days at interest rates ranging from the London Interbank Offered Rate (“LIBOR”) plus 4.75% or base rate plus 3.75%, in either case subject to a 1.00% rate floor.
Revolving Credit Facility
The Prior Revolving Credit Facility provided for a $357.9 million revolver. At December 31, 2020 and January 22, 2021 (the effective date of the refinancing), the Revolving Credit Facility balance was $94.0 million and $109.0 million, respectively. Under the Revolving Credit Facility, we extended the maturity of $325.2 million of the $357.9 million revolver to September 2024. The remaining $32.7 million non-extended portion of our Revolving Credit Facility matures in August 2022. On January 22, 2021, we used a portion of the net proceeds we received from the Secured Notes to pay off the then outstanding $109.0 million Prior Revolving Credit Facility balance.
At September 30, 2021, there were no outstanding borrowings on the Revolving Credit Facility and there were $40.1 million of outstanding letters of credit, resulting in total revolver availability, subject to a $100.0 million minimum liquidity requirement (see “—Debt Covenants” below), of $217.8 million, of which $185.1 million was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.25% or base rate plus 3.25%, while interest on the remaining $32.7 million was available at intervals ranging from 30 to 180 days at LIBOR plus 3.00% or base rate plus 2.00%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the nine months ended September 30, 2021 was 3.83% and $12.1 million, respectively. The highest month-end balance during that same period was $40.0 million.
Secured Notes
On January 22, 2021, Life Time, Inc. issued Secured Notes in an aggregate principal amount of $925.0 million. These notes mature in January 2026 and interest only payments are due semi-annually in arrears at 5.75%. Life Time, Inc. has the option to call the Secured Notes, in whole or in part, on one or more occasions, beginning on January 15, 2023, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to January 15, 2023, Life Time, Inc. may redeem up to 40.00% of the aggregate principal amount of the Secured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 105.75% of the principal amount of the Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Secured Notes and the related guarantees are our senior secured obligations and are secured on a first-priority basis by security interests in substantially all of our assets. As of September 30, 2021, $925.0 million remained outstanding on the Secured Notes.
Unsecured Notes
In June 2015, Life Time, Inc. issued the 2023 Notes in the original principal amount of $450.0 million, which were scheduled to mature in June 2023. At both December 31, 2020 and February 5, 2021, $450.0 million remained outstanding on the notes. On February 5, 2021, Life Time, Inc. refinanced the 2023 Notes through the issuance by Life Time, Inc. of the Unsecured Notes in the original principal amount of $475.0 million. The Unsecured Notes mature in April 2026 and interest only payments are due semi-annually in arrears at 8.00%. The proceeds from the Unsecured Notes were used to: (i) redeem in full the then outstanding 2023 Notes balance of $450.0 million and satisfy and discharge our obligations thereunder; (ii) pay debt issuance costs associated with the issuance of the Unsecured Notes (details of which are described in “—Debt Discounts and Issuance Costs” below); and (iii) strengthen our balance sheet by adding to our cash position.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Life Time, Inc. has the option to redeem the Unsecured Notes, in whole or in part, on one or more occasions, beginning on February 1, 2023, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to February 1, 2023, Life Time, Inc. may redeem up to 40.00% of the aggregate principal amount of the Unsecured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 108.00% of the principal amount of the Unsecured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Unsecured Notes and the related guarantees are our general senior unsecured obligations and will rank equally in right of payment with all of our existing and future senior indebtedness without giving effect to collateral arrangements. As of September 30, 2021, $475.0 million remained outstanding on the Unsecured Notes.
Secured Loan—Related Parties
On June 24, 2020, we closed on an approximate $101.5 million secured loan (the “Related Party Secured Loan”) from an investor group that was comprised solely of our stockholders or their affiliates. The Related Party Secured Loan was scheduled to mature in June 2021. During the nine months ended September 30, 2021, interest expense of approximately $0.7 million was recognized on this secured loan.
On January 11, 2021, Life Time Group Holdings, Inc. and certain of its subsidiaries and the investor group associated with the Related Party Secured Loan (or their assignees) entered into a contribution agreement (the “Contribution Agreement”) pursuant to which we converted the total amount of outstanding principal and accrued interest (up though and including January 22, 2021) under the Related Party Secured Loan into Series A Preferred Stock. Effective January 22, 2021, the total outstanding principal and accrued interest balance of approximately $108.6 million was conveyed by the investor group to us and we issued, on a dollar-for-dollar basis, to the investor group approximately 5.4 million shares of Series A Preferred Stock with an estimated fair value of $149.6 million. For accounting purposes, because the fair value of the Series A Preferred Stock that was issued exceeded the carrying value of the outstanding principal and accrued interest balance associated with the Related Party Secured Loan that was extinguished, we recognized a $41.0 million debt extinguishment loss, which is included in Interest expense, net of interest income in our condensed consolidated statement of operations for the nine months ended September 30, 2021. For more information regarding the Series A Preferred Stock that was issued in connection with this transaction, see Note 8, Mezzanine Equity.
Debt Discounts and Issuance Costs
In connection with the Term Loan Facility, Secured Notes and Unsecured Notes, we incurred debt discounts and issuance costs totaling approximately $44.4 million during the nine months ended September 30, 2021. In our condensed consolidated balance sheets, we recognize, and present unamortized debt discounts and issuance costs associated with non-revolving debt as a deduction from the face amount of related indebtedness. Accordingly, as it relates to these debt instruments, unamortized debt discounts and issuance costs of $37.8 million are included in Long-term debt, net of current portion on our September 30, 2021 condensed consolidated balance sheet.
In connection with the Prior Term Loan Facility, the 2023 Notes and the Related Party Secured Loan, we had incurred debt discounts and issuance costs totaling $78.6 million. At December 31, 2020, unamortized debt discounts and issuance costs of $19.1 million are included in Long-term debt, net of current portion on our December 31, 2020 condensed consolidated balance sheet. In connection with the extinguishment of these debt instruments during the nine months ended September 30, 2021, previously unamortized debt discounts and issuance costs were written off. Accordingly, as it relates to these extinguished debt instruments, we recognized $18.3 million of debt discount and issuance cost write-offs during the nine months ended September 30, 2021, which are included in Interest expense, net of interest income in our condensed consolidated statement of operations for the nine months ended September 30, 2021.
In connection with both the Revolving Credit Facility and the Prior Revolving Credit Facility, we have incurred total debt issuance costs of $7.4 million, of which $0.8 million were incurred during the nine months ended September 30, 2021. As of the January 22, 2021 effective date associated with the Amended Senior Secured Credit Facility, the borrowing capacity (i.e., the product of the remaining term and the maximum available credit) associated with the Revolving Credit Facility was greater than the borrowing capacity associated with the Prior Revolving Credit Facility. Accordingly, the debt issuance costs incurred in connection with the Revolving Credit Facility, as well as the unamortized portion of the debt issuance costs associated with the Prior Revolving Credit Facility, will be amortized over the term of the Revolving Credit Facility. We recognize and present unamortized issuance costs associated with revolving debt arrangements as an asset. Accordingly, unamortized revolver-related debt issuance costs of $1.7 million and $1.3 million, respectively, are included in Other assets on our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively.
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Amended Senior Secured Credit Facility, Secured Notes and Unsecured Notes. We are also required to comply with a first lien net leverage ratio covenant under the revolving portion of our Amended Senior Secured Credit Facility. However, our Amended Senior Secured Credit Facility includes a covenant modification period (the “Covenant Modification Period”) ending on the earlier of (i) January 1, 2022 or (ii) the date we provide notice of our intention to terminate the Covenant Modification Period. During the Covenant Modification Period, we are not obligated to comply with the first lien net leverage ratio covenant; however, we are required to maintain a minimum liquidity balance of $100.0 million, which is tested monthly.
Effective as of the end of the first fiscal quarter following the Covenant Modification Period and continuing throughout the remaining term of our Amended Senior Secured Credit Facility, we will be required to maintain a first lien net leverage ratio, if 30% or more of the

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $20.0 million). During the first three quarterly test periods following the Covenant Modification Period, certain financial measures used in the calculation of the first lien net leverage ratio will be calculated on a pro forma basis by annualizing the respective financial measures recognized during those test periods.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at September 30, 2021 were as follows:

October 2021 through September 2022	$31,841
October 2022 through September 2023	28,252
October 2023 through September 2024	72,682
October 2024 through September 2025	830,825
October 2025 through September 2026	1,413,281
Thereafter	22,277
Total future maturities of long-term debt	$2,399,158
7. Leases
Lease Cost
Lease cost included in our condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Classification in Condensed Consolidated Statements of Operations
	2021	2020
Lease cost:
Operating lease cost	50,987	46,644	Rent
Short-term lease cost	281	338	Rent
Variable lease cost	1,245	557	Rent
Finance lease cost:
Amortization of right-of-use assets	380	652	Depreciation and amortization
Interest on lease liabilities	42	43	Interest expense, net of interest income
Total lease cost	$52,935	$48,234

Lease cost included in our condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020 consisted of the following:

	Nine Months Ended September 30,		Classification in Condensed Consolidated Statements of Operations
	2021	2020
Lease cost:
Operating lease cost	150,475	136,760	Rent
Short-term lease cost	747	928	Rent
Variable lease cost	3,330	782	Rent
Finance lease cost:
Amortization of right-of-use assets	1,119	1,925	Depreciation and amortization
Interest on lease liabilities	140	143	Interest expense, net of interest income
Total lease cost	$155,811	$140,538

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Operating and Finance Lease Right-of-Use Assets and Lease Liabilities
Operating and finance lease right-of-use assets and lease liabilities were as follows:

	September 30, 2021	December 31, 2020	Classification on Condensed Consolidated Balance Sheet
Lease right-of-use assets:
Operating leases	1,864,246	1,708,597	Operating lease right-of-use assets
Finance leases (1)	2,325	2,295	Other assets
Total lease right-of-use assets	$1,866,571	$1,710,892
Lease liabilities:
Current
Operating leases	44,137	49,877	Current maturities of operating lease liabilities
Finance leases	1,383	1,171	Accrued expenses and other current liabilities
Non-Current
Operating leases	1,902,784	1,738,393	Operating lease liabilities, net of current portion
Finance leases	1,007	1,202	Other liabilities
Total Lease liabilities	$1,949,311	$1,790,643
(1)         Finance lease right-of-use assets were reported net of accumulated amortization of $2.1 million and $1.2 million at September 30, 2021 and December 31, 2020, respectively.
Operating Lease Right-of-Use Assets and Liabilities Associated with Unrelated Third Party Leases
In connection with leases with unrelated third parties that commenced during the nine months ended September 30, 2021, we recognized operating lease right-of-use assets and lease liabilities of $203.7 million and $194.0 million, respectively, on our condensed consolidated balance sheet. In connection with modified leases that were remeasured during the nine months ended September 30, 2021, we recognized a net decrease in operating lease right-of-use assets and lease liabilities, each of which totaled $5.4 million, on our condensed consolidated balance sheet.
Finance Lease Right-of-Use Assets and Liabilities Associated with Unrelated Third Party Leases
In connection with leases with unrelated third parties that commenced during the nine months ended September 30, 2021, we recognized finance lease right-of-use assets and lease liabilities, each of which totaled $1.2 million, on our condensed consolidated balance sheet.
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our operating and finance lease liabilities at September 30, 2021 were as follows:

September 30, 2021
Weighted-average remaining lease term (1)
Operating leases	18.0 years
Finance leases	2.2 years
Weighted-average discount rate
Operating leases	7.98%
Finance leases	6.42%
(1)         The weighted-average remaining lease term associated with our operating and finance lease liabilities does not include all of the optional renewal periods available to us under our current lease arrangements. Rather, the weighted-average remaining lease term only includes periods covered by an option to extend a lease if we are reasonably certain to exercise that option.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Sale-Leaseback Transactions
Sale-Leaseback Transactions with Unrelated Third Parties
During the nine months ended September 30, 2021, we entered into two sale-leaseback transactions, involving two properties, with unrelated third parties. Under these transactions, we sold property with a net book value of $86.1 million for $76.0 million, which was reduced by transaction costs of $2.0 million, for net cash proceeds of $74.0 million. The estimated fair value of the properties sold was $85.5 million. Sale-leaseback transactions with unrelated third parties are accounted for at fair value. Accordingly, the aggregate sales price associated with these arrangements was increased, for accounting purposes, by a total of $9.5 million, which resulted in the recognition of an aggregate loss of $2.6 million on these transactions. This net loss is included in Other operating in our condensed consolidated statement of operations for the nine months ended September 30, 2021. The leases, each of which has been classified as an operating lease, each has an initial term of 25 years and includes six renewal options of five years each. The $9.5 million increase in the aggregate sales price associated with these sale-leaseback transactions was accounted for as prepaid rent, which was recognized as a non-cash increase in the aggregate operating lease right-of-use asset balance associated with these properties.
Supplemental Cash Flow Information
Supplemental cash flow information associated with our operating and finance leases is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$137,942	$87,924
Operating cash flows from finance leases	140	143
Financing cash flows from finance leases	1,133	1,034

Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	194,021	145,384
Finance leases	1,150	2,021
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	(5,357)	36,865
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	9,500	19,310
Maturities of Operating and Finance Lease Liabilities
The maturities associated with our operating and finance lease liabilities at September 30, 2021 are as follows:

	Operating leases	Finance leases	Total
October 2021 through September 2022	$184,947	1,493	186,440
October 2022 through September 2023	195,386	874	196,260
October 2023 through September 2024	203,040	167	203,207
October 2024 through September 2025	205,024	—	205,024
October 2025 through September 2026	208,241	—	208,241
Thereafter	2,803,049	—	2,803,049
Total lease payments	3,799,687	2,534	3,802,221
Less: Imputed interest	1,852,766	144	1,852,910
Present value of lease liabilities	$1,946,921	$2,390	$1,949,311

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
8. Mezzanine Equity
Mezzanine equity consists of Series A Preferred Stock. The following table summarizes the changes in mezzanine equity for the nine months ended September 30, 2021:

	Preferred Stock
	Shares	Amount
Balance at January 1, 2021	—	$—
Issuance of Series A Preferred Stock	5,430	149,585
Issuance of restricted Series A Preferred Stock (1)	500	—
Share-based compensation associated with restricted Series A Preferred Stock (1)	—	4,035
Balance at September 30, 2021	5,930	$153,620
(1)During the nine months ended September 30, 2021, the Company granted 0.5 million shares of restricted Series A Preferred Stock to our CEO. At September 30, 2021, the 0.5 million shares of restricted Series A Preferred Stock associated with this award were issued and outstanding however, all of the shares remained unvested. During the three and nine months ended September 30, 2021, we recognized share-based compensation expense associated with this restricted Series A Preferred Stock award of $2.3 million and $4.0 million, respectively, the offset for which was recognized as an increase in mezzanine equity. Share-based compensation expense associated with this restricted Series A Preferred Stock award is included in General, administrative and marketing in our condensed consolidated statements of operations. Share-based compensation expense associated with this award is recognized over the vesting period based on the grant date fair value per share. For more information regarding this restricted Series A Preferred Stock award, see “—Restricted Series A Preferred Stock” below.
Series A Preferred Stock
Authorization and Designation
On January 11, 2021, our board of directors adopted and approved an amendment to the Certificate of Incorporation for Life Time Group Holdings, Inc., which (i) increased the amount of authorized shares of common stock, $0.01 par value per share, from 170.0 million to 200.0 million; and (ii) authorized 25.0 million shares of preferred stock, $0.01 par value per share. Also on January 11, 2021, our board of directors authorized 12.0 million shares of Series A Preferred Stock of Life Time Group Holdings, Inc., $0.01 par value per share. The rights, preferences, privileges, qualifications, restrictions and limitations relating to the Series A Preferred Stock were set forth in the Certificate of Designations (“COD”), which the Company filed with the Secretary of State of the State of Delaware on January 22, 2021.
Voting Rights
Holders of Series A Preferred Stock were only entitled to vote on matters specifically related to the Series A Preferred Stock.
Dividend Rights
From and after the issue date, on each anniversary of the issue date, each share of Series A Preferred Stock was to accrue additional shares of Series A Preferred Stock as a paid-in-kind (“PIK”) dividend on the Liquidation Preference (defined in “—Liquidation Rights” below) in effect at the anniversary date at rate of 15.0% per annum. The PIK dividends were cumulative and compounded annually to the extent that they had not been paid by the Company. Accrued PIK dividends were payable, at the option of the Company, in either cash from any source of funds legally available or additional shares of Series A Preferred Stock. The holders of Series A Preferred Stock were entitled to participate in any dividends or distributions on our common stock or other junior stock of the Company on an as-if-converted basis (assuming full conversion of all outstanding shares of Series A Preferred Stock).
Liquidation Rights
The Series A Preferred Stock ranked senior to the Company’s common stock or other junior capital stock, with respect to dividend rights and rights on the distribution of assets, in the event of a change of control (“COC”) or any liquidation, winding up of dissolution of the business of the Company, whether voluntary or involuntary (a “Deemed Liquidation Event”). Upon the occurrence of a Deemed Liquidation Event, each holder of shares of Series A Preferred Stock was entitled to receive, for each share, out of assets of the Company legally available for distribution to stockholders or, in the case of a COC, out of the consideration payable to stockholders or the Company in such COC, a preferential amount equal to the greater of (i) the $20.00 per share issue price plus the amount of any accrued dividends (including accrued PIK shares) on such shares of Series A Preferred Stock (“Liquidation Preference”) and (ii) the per share amount of all cash, securities or other property to be distributed in respect of the common stock of the Company that such holder of Series A Preferred Stock would have been entitled to receive had the holder converted such Series A Preferred Stock into shares of common stock of the Company (“Deemed Conversion”), subject to certain adjustments set forth in the COD (details of which are described in “—Conversion Price Adjustments” below). All preferential amounts to be paid to the holders of Series A Preferred Stock in connection with a Deemed

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Liquidation Event would be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company to the holders of the Company’s common stock or any other junior stock.
Conversion Rights
Upon the (i) consummation of an initial public offering, (ii) consummation of a Qualifying Private Sale (“QPS”) or (iii) election of holders of at least 75% of the then outstanding shares of Series A Preferred Stock, each of the outstanding shares of Series A Preferred was to automatically convert (“Automatic Conversion”) into a number of shares of common stock of the Company equal to the Liquidation Preference, subject to certain adjustments set forth in the COD (details of which are described in “—Liquidation Preference Adjustments” below), divided by the $20.00 issue price, subject to certain adjustments set forth in the COD (“Conversion Price”) (details of which are described in “—Conversion Price Adjustments” below).
Liquidation Preference Adjustments
In the event of an Automatic Conversion or a Deemed Conversion of shares of Series A Preferred Stock into common shares of the Company, the accrued dividends on such shares of Series A Preferred Stock were to be (a) reduced to zero, in the event that the fair value of each share of the Company’s common stock into which such share of Series A Preferred Stock is convertible would equal or exceed the sum of (i) the Liquidation Preference (assuming, for this purpose, that the accrued dividends included in this amount shall not have been reduced to zero) and (ii) any cash dividends paid in respect of such share of Series A Preferred Stock, or (b) reduced to such amount as would provide each holder of such shares of Series A Preferred Stock the 15.0% annual dividend rate from the issue date to the conversion date, in the event that the fair value of each share of the Company’s common stock into which such share of Series A Preferred Stock is convertible exceeds the $20.00 initial price per share but is less than the sum of (i) the Liquidation Preference (assuming, for this purpose, that the accrued dividends included in this amount shall not have been reduced) and (ii) any cash dividends paid in respect of such share of Series A Preferred Stock.
Conversion Price Adjustments
The Conversion Price, as defined in the COD, means the $20.00 issue price, subject to anti-dilution adjustments; provided, however, that (i) with respect to any shares of Series A Preferred Stock that are converted into the Company’s common stock upon the consummation of an initial public offering, the Conversion Price shall equal the lesser of (a) the $20.00 issue price and (b) the initial public offering price, as applicable, and (ii) with respect to any shares of Series A Preferred Stock that are converted into the Company’s common stock upon the consummation of a QPS, the Conversion Price share equal the lesser of (a) the $20.00 issue price and (b) the price per share paid by the third party purchased in such transaction, as applicable.
Mandatory Redemption
On July 22, 2026 (the “Redemption Date”), the Company would be required to redeem any and all outstanding shares of Series A Preferred stock, from any source of funds legally available for such purpose at a price per share equal to the Liquidation Preference in respect of the redeemed shares.
Series A Preferred Stock Issuance
The fair value of the 5.4 million shares of Series A Preferred Stock that the Company issued, as well as the 0.5 million shares associated with the restricted Series A Preferred Stock award that the Company granted to our CEO, during the nine months ended September 30, 2021 was estimated using an as-converted value plus risky put option model. The put option value was estimated using the Black-Scholes option pricing model. Primary assumptions used in determining the estimated issuance date fair value of the Series A Preferred Stock include: the estimated equity value associated with the then outstanding common stock of Life Time Group Holdings, Inc., a strike price of $20.00 per share, PIK dividend yield rate of 15.0%, expected term of 1.0 years, volatility rate of 65.00% and a risk-free rate of 0.08%. For more information regarding the Contribution Agreement and issuance of the Series A Preferred Stock, see Note 6, Debt. For more information regarding the restricted Series A Preferred Stock, see “—Restricted Series A Preferred Stock” below).
Restricted Series A Preferred Stock
During the second quarter of 2021, in lieu of the vast majority of cash compensation for our CEO for 2021, the Company granted an award of 0.5 million shares of restricted Series A Preferred Stock to our CEO, 50% of which vests on each anniversary of the grant date with 100% full vesting on the date that is 180 days after an initial underwritten public offering. Effective as of the grant date, our CEO has all of the rights of a stockholder with respect to these 0.5 million outstanding shares of restricted Series A Preferred Stock, including the right to receive PIK share or cash dividends. Immediately prior to the granting of this equity award, we had recognized an accrued compensation liability of approximately $1.6 million associated with our CEO’s 2021 compensation. For accounting purposes, the settlement of this $1.6 million accrued compensation liability through issuance of the restricted Series A Preferred Stock award was recognized as a decrease in Accrued expenses and other current liabilities and an increase in Additional paid-in capital on our condensed consolidated balance sheet. As of September 30, 2021, all of the restricted Series A Preferred Stock shares subject to this award were both unvested and outstanding.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Share-based compensation expense associated with this restricted Series A Preferred Stock award will be recognized over the vesting period based on the grant date fair value per share, reduced by the $1.6 million of compensation expense associated with the accrued compensation liability that had previously been recognized. During the three and nine months ended September 30, 2021, we recognized share-based compensation expense associated with this restricted Series A Preferred Stock award of $2.3 million and $4.0 million, respectively, the offset for which was recognized as an increase in Mezzanine equity on our condensed consolidated balance sheet (details of which are described in “—Mezzanine Equity Classification” below). Share-based compensation expense associated with this restricted Series A Preferred Stock award is included in General, administrative and marketing in our condensed consolidated statements of operations. As of September 30, 2021, unrecognized share-based compensation expense related to this restricted Series A Preferred Stock award was approximately $8.1 million. The estimated fair value associated with this restricted Series A Preferred Stock award will be recognized as share-based compensation expense if and when the related recognition conditions, for accounting purposes, are met. With the consummation of the IPO, previously unrecognized share-based compensation expense associated with this restricted Series A Preferred Stock award will be recognized effective with the date that is 180 days after the effective date associated with such initial public offering. For more information on share-based compensation, see Note 9, Stockholders’ Equity.
Mezzanine Equity Classification
We applied the guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”), in order to determine the appropriate accounting for both the Series A Preferred Stock that the Company issued, as well as the restricted Series A Preferred Stock award that the Company granted to our CEO, during the nine months ended September 30, 2021. Based on our analysis, we determined that these shares of Series A Preferred Stock (i) do not meet any of the conditions that would require liability accounting, (ii) are more akin to an equity-like host and (iii) do not contain any embedded features that require bifurcation. Also, because these shares of Series A Preferred Stock are (x) redeemable upon the occurrence of certain Deemed Liquidation Events that are not solely within the Company’s control; and (y) required to be redeemed at a determinable price on the Redemption Date, we determined that the carrying value of the Series A Preferred Stock that the Company issued, as well the offset to the recognized share-based compensation expense associated with the restricted Series A Preferred Stock award, is required to be classified as temporary mezzanine equity on our September 30, 2021 condensed consolidated balance sheet. Accordingly, the issuance date fair value of $149.6 million associated with the 5.4 million shares of Series A Preferred Stock that the Company issued during the nine months ended September 30, 2021 was recognized as an increase in Mezzanine equity on our September 30, 2021 condensed consolidated balance sheet. Also, the offset to the $4.0 million of share-based compensation expense associated with the restricted Series A Preferred Stock award that we recognized during the nine months ended September 30, 2021 was recognized as an increase in Mezzanine equity on our September 30, 2021 condensed consolidated balance sheet.
At September 30, 2021, the outstanding shares of Series A Preferred Stock were not redeemable, and we determined that it was not probable that these shares would become redeemable.
Accrued Dividends
At September 30, 2021, PIK dividend shares totaling approximately 0.6 million shares had accrued on the outstanding Series A Preferred Stock and the underlying shares associated with the restricted Series A Preferred Stock award. At September 30, 2021, the estimated fair value of these PIK dividend shares was approximately $16.4 million. Based on the applicable accounting guidance, because the PIK dividend feature is discretionary, each accrued PIK share is required to be measured on the basis of its fair value on the commitment date, which is generally the dividend accrual date. Accordingly, we recognized the $16.4 million estimated fair value of the accrued PIK dividends as a non-cash increase in Accrued expenses and other current liabilities and a decrease in Additional paid-in capital on our September 30, 2021 condensed consolidated balance sheet.
9. Stockholders’ Equity
Authorized Common Stock
For information on the increase in the amount of authorized shares of common stock of Life Time Group Holdings, Inc. during the nine months ended September 30, 2021, see “Series A Preferred Stock—Authorization and Designation” under Note 8, Mezzanine Equity.
Share-Based Compensation
Equity Incentive Plan
On October 6, 2015, our board of directors adopted the LTF Holdings, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Equity Plan”). During the nine months ended September 30, 2021, our board of directors and stockholders approved an amendment to the 2015 Equity Plan. Pursuant to the amendment, the 2015 Equity Plan provided for the issuance of up to approximately 30.6 million shares of our common stock, plus an annual increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2025, by a number equal to 1.5% of the fully diluted shares of our common stock outstanding on the last day of the immediately preceding fiscal year; provided, that no annual increase shall occur on or after the Company (or its successor) becomes a publicly listed company.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
On June 6, 2019, we launched a voluntary stock option purchase offer (the “Offer”) whereby, subject to certain conditions and limitations, we offered eligible holders (not including our CEO) of qualifying stock options under the 2015 Equity Plan (“Covered Options”) the right to sell up to a certain number of vested Covered Options back to us. The Offer terminated on July 3, 2019. In connection with the Offer, we purchased approximately 1.6 million Covered Options. Effective with the purchase date, the 1.6 million Covered Options were cancelled, thereby removing these shares from the number of shares available for future grants under the 2015 Equity Plan.
As of September 30, 2021, approximately 1.0 million shares were available for future stock-based award grants to employees and other eligible participants under the 2015 Equity Plan.
Stock Options
Summary of Stock Option Activity
Stock option activity for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2020	21,119	$11.00
Granted	3,189	19.32
Forfeited	(190)	17.41
Outstanding as of September 30, 2021	$24,118	12.05
Exercisable as of September 30, 2021	$—	—
During the nine months ended September 30, 2021, the Company granted approximately 3.2 million stock options under the 2015 Equity Plan, of which approximately 1.1 million were granted to executives and approximately 2.1 million were granted to non-executive service providers. These options have a ten-year contractual term from the date of grant. The exercise prices and terms of these awards were determined and approved by our board of directors or a committee thereof. The exercise price associated with each of these awards is not less than the fair market value per share of our common stock, as determined by our board of directors or a committee thereof, at the time of grant.
Of the 1.1 million options granted to executives during the nine months ended September 30, 2021, 50% are time vesting options and 50% are performance vesting options. The time vesting options vest in four equal installments on each of the first four anniversaries of the first calendar day of the month in which the grant date occurred, subject to continuous employment from the grant date through the applicable vesting date. All or a portion of the performance vesting options shall vest only upon the attainment of certain targets for the twelve month period commencing on January 1, 2021 and ending on December 31, 2021, as defined in the underlying option agreements, subject to continuous employment from the grant date through the membership dues revenue determination date. Both the time vesting and performance vesting options shall become exercisable on the occurrence of the first measurement date to occur following the grant date, which is generally defined to include the date of a change in control, the first date following the expiration of the lock-up period applicable to the optionee related to an initial public offering, or death or disability, all as defined and subject to the terms and conditions in the underlying option agreements.
The 2.1 million stock options that were granted to non-executive team members during the nine months ended September 30, 2021 are time vesting options, which vest in four equal installments on each of the first four anniversaries of the first calendar day of the month in which the grant date occurred, subject to continuous employment from the grant date through the applicable vesting date. These options shall become exercisable on the effective date associated with the first measurement date (as described immediately above) to occur following the grant date.
Unless otherwise determined by the administrator of the 2015 Equity Plan, with respect to the 3.2 million stock options that the Company granted during the nine months ended September 30, 2021: (i) upon an option holder’s termination of services for any reason, any portion of an option that has not become vested on or prior to the termination date shall be forfeited on such date and shall not thereafter become vested or exercisable, and (ii) upon an involuntary termination by the Company for cause (as defined in the underlying option agreement), any portion of an option that has become vested on or prior to the termination date shall be forfeited on such date and shall not thereafter become exercisable.
At September 30, 2021, options to purchase approximately 24.1 million shares of our common stock were outstanding. At September 30, 2021, there were no options exercisable because the option exercisability provisions of the underlying stock option agreements were not met.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Fair Value of Stock Option Awards
The fair value of the approximately 3.2 million stock options granted during the nine months ended September 30, 2021 was calculated using the Black-Scholes option pricing model. The following weighted average assumptions were used in determining the fair value of these options:

Nine Months Ended September 30, 2021
Dividend yield	0.00%
Risk-free interest rate (1)	0.94%
Expected volatility (2)	60.00%
Expected term of options (in years) (3)	6.12
Fair Value	$10.71
(1)The risk-free rate is based on the U.S. treasury yields, in effect at the time of grant or modification, corresponding with the expected term of the options.
(2)Expected volatility is based on historical volatilities for a time period similar to that of the expected term of the options.
(3)Expected term of the options is based on probability and expected timing of market events leading to option exercise.
Share-Based Compensation Expense Associated with Stock Options
No share-based compensation expense associated with stock options was recognized for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, unrecognized share-based compensation expense related to stock options was approximately $347.8 million. The estimated fair value associated with each outstanding option will be recognized as share-based compensation expense if and when the related recognition conditions, for accounting purposes, are met. A significant portion of the $347.8 million unrecognized share-based compensation expense as of September 30, 2021 is associated with stock options that were granted prior to 2021. Each of these options shall become fully vested and exercisable immediately prior to the effective date associated with the first measurement date (as described in “—Summary of Stock Option Activity” above for all stock options other than those granted to our CEO, which stock options held by our CEO become fully vested and exercisable immediately prior to the effective date associated with a change of control or an initial public offering (notwithstanding any lock-up period)) to occur after the grant date. Accordingly, upon the consummation of the first measurement date to occur after the grant date associated with each of these options, previously unrecognized share-based compensation expense associated with the vested portion of the then-outstanding options will be recognized as of the effective date associated with such measurement date.
Restricted Stock Units
Beginning on March 15, 2020, our CEO decided to forego 100% of his base salary for the remainder of 2020. During the second quarter of 2021, our compensation committee, in consultation with our CEO and our board of directors, established a new compensation program for our CEO. Under the new program, in light of the foregone salary and bonuses in 2020, the compensation committee determined to grant our CEO an equity award of approximately 0.5 million restricted stock units, 50% of which vests on each anniversary of the grant date with 100% full vesting on the date that is 180 days after an initial underwritten public offering. At December 31, 2020, we had recognized an accrued compensation liability of approximately $2.2 million associated with our CEO’s 2020 compensation. For accounting purposes, the settlement of this $2.2 million accrued compensation liability through the issuance of the restricted stock units was recognized as a decrease in Accrued expenses and other current liabilities and an increase in Additional paid-in capital on our condensed consolidated balance sheet. As of September 30, 2021, all of the restricted stock units subject to this award were both unvested and outstanding.
Also during the second quarter of 2021, our compensation committee granted approximately 0.1 million restricted stock units to certain of our non-CEO executives and a new director, 50% of which vests on each anniversary of the grant date and, for the grants to our non-CEO executives, 100% full vesting occurs effective on the date that is 180 days after an initial underwritten public offering. As of September 30, 2021, all of the restricted stock units subject to these awards were both unvested and outstanding.
Share-Based Compensation Expense Associated with Restricted Stock Units
Share-based compensation expense associated with the restricted stock units that were granted to our CEO and non-CEO executives will be recognized over the vesting period based on the grant date fair value per share of $19.32. The expense measurement associated with the restricted stock units granted to our CEO will be reduced by the $2.2 million of compensation expense associated with the accrued compensation liability that had previously been recognized. Share-based compensation expense associated with restricted stock units that were granted to our new director will be recognized on a straight-line basis evenly over the vesting period.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Share-based compensation expense associated with restricted stock units for the three and nine months ended September 30, 2021 was $1.8 million and $2.9 million, respectively. Share-based compensation expense associated with restricted stock units is included in General, administrative and marketing in our condensed consolidated statements of operations. As of September 30, 2021, unrecognized share-based compensation expense related to restricted stock units was approximately $6.6 million. The estimated fair value associated with each outstanding restricted stock unit will be recognized as share-based compensation expense if and when the related recognition conditions, for accounting purposes, are met. With the consummation of the IPO, previously unrecognized share-based compensation expense associated with the then-outstanding restricted stock units granted to our CEO and non-CEO executives will be recognized effective with the date that is 180 days after the effective date associated with such initial public offering.
Restricted Series A Preferred Stock
For information regarding the restricted Series A Preferred Stock award that was granted to our CEO during the nine months ended September 30, 2021, see Note 8, Mezzanine Equity.
Stockholder Note Receivable
In August 2021, we entered into an agreement pursuant to which the outstanding balance owed under the stockholder note receivable was cancelled. The cancellation of the $15.0 million outstanding principal balance associated with the loan was accounted for as an equity transaction, and the Stockholder note receivable and Additional paid-in capital balances recognized on our condensed consolidated balance sheet were each reduced by $15.0 million. The income tax benefit of approximately $3.6 million associated with the stockholder note receivable cancellation was recognized as an increase in both Income tax receivable and Additional paid-in capital on our condensed consolidated balance sheet.
10. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a Complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. This Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
Other Litigation
We are also engaged in other proceedings incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to court rulings, negotiations between affected parties and governmental intervention. We establish reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse judgments. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. Such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.
11. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from September 30, 2021 through the date the condensed consolidated financial statements were issued for material subsequent events. With the exception of the subsequent events disclosed in Note 1, Nature of Business and Basis of Consolidation and Presentation, there have been no other such events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this discussion and analysis are “forward-looking statements” within the meaning of federal securities regulations. Forward-looking statements in this discussion and analysis include, but are not limited to, our plans, possible or assumed future actions, strategies, both business and financial, results of operations and prospects. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs and assumptions regarding future events. All forward-looking statements are, by nature, subject to risks, uncertainties and other factors. This discussion and analysis does not purport to identify factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements. You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature. Statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. Factors that could cause actual results to differ materially from those forward-looking statements included in this discussion and analysis include, but are not limited to, the impacts of COVID-19 or other future pandemics on our operations, members, employees, vendors, service providers, business and cash flows; our ability to attract and retain members; a deterioration in the quality or reputation of our brand or the health and wellness industry; competition in the health and wellness industry; our inability to anticipate and satisfy consumer preferences and shifting views of health and wellness; events such as severe weather conditions, natural disasters, global pandemics or health crises, hostilities and social unrest, among others; disruptions in the operations of our centers; and the other important factors discussed under the caption “Risk Factors” in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2021 (File No. 333-259495). Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed and actual results may vary materially.
All forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Forward looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Initial Public Offering
On October 12, 2021, Life Time Group Holdings, Inc. consummated its initial public offering (“IPO”) of 39.0 million shares of its common stock at a public offering price of $18.00 per share, resulting in total gross proceeds of $702.0 million before deducting the underwriting discounts and other offering expenses. The shares of its common stock began trading on The New York Stock Exchange under the symbol “LTH” on October 7, 2021. A registration statement on Form S-1 relating to the offering of these securities was declared effective by the SEC on October 6, 2021. Additionally, on November 1, 2021, Life Time Group Holdings, Inc. consummated the sale of nearly 1.6 million additional shares of its common stock at the IPO price of $18.00 per share pursuant to the partial exercise by the underwriters of their over-allotment option, resulting in total gross proceeds of approximately $28.4 million before deducting the underwriting discounts and commissions.
Business
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of over 1.3 million individual members, who together comprise more than 750,000 memberships, as of September 30, 2021. Since our founding nearly 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 150 centers—distinctive, resort-like athletic destinations—across 29 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance. In 2019, prior to the COVID-19 pandemic, we generated $1.9 billion of revenue. In 2020, which was impacted by the COVID-19 pandemic, we generated $0.9 billion of revenue, and in the nine months ended September 30, 2021, we generated nearly $1.0 billion of revenue.
Our luxurious athletic centers, which are located in both affluent suburban and urban locations, total more than 15 million square feet in the aggregate. As of September 30, 2021 we had 12 new centers under construction and we believe we have significant opportunities to continue expanding our portfolio of premium centers with 10 or more planned new centers annually for the foreseeable future in increasingly affluent markets. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offering is delivered by approximately 29,000 Life Time team members, including over 7,500 certified fitness professionals, ranging from personal trainers to studio performers. Our members are highly engaged and draw inspiration from the experiences and community we have created.

We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences as we deliver, which has enabled us to consistently grow total revenue for 20 consecutive years, prior to the impact of the COVID-19 pandemic. As of December 31, 2019, December 31, 2020 and September 30, 2021, our recurring membership dues represented 63%, 69% and 68%, respectively, of our total revenue, while our in-center revenue, consisting of Life Time Training, LifeCafe, LifeSpa, Life Time Swim and Life Time Kids, among other services, represented 34%, 29% and 29%, respectively, of our total revenue. Between 2015 and 2019, we grew our average Center revenue per membership from $1,883 to $2,172, a testament to the significant value that our members place on engaging with Life Time. While average Center revenue per membership fell to $1,317 in 2020, we have seen a strong rebound in 2021, with $1,554 in average Center revenue per membership during the nine months ended September 30, 2021. As we have delivered these premium experiences, we have strategically increased our new join membership prices across most of our centers in early 2021. We believe we can continually refine our pricing as we deliver exceptional experiences and find the optimal balance among the number of memberships per center, the member experience and maximizing our return for each center. We expect average revenue per membership and average monthly dues per membership to continue to increase as we acquire more new members, increase legacy member pricing and open new centers in increasingly affluent markets.
We offer a variety of convenient month-to-month memberships with no long-term contracts. We define memberships in two ways: Center memberships and Digital On-hold memberships. A Center membership is defined as one or more adults 14 years of age or older, plus any juniors under the age of 14. Our base memberships provide individuals general access (with some amenities excluded) to a selected home center and all centers with the same or a lower base monthly dues rate. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, competition, demographic nature, population density, initial investment in the center and available services and amenities. Digital On-hold memberships do not provide access to our centers and are for those members who want to maintain certain member benefits including our Life Time Digital membership and the right to convert to a Center membership without paying enrollment fees.
We continue to evolve our premium lifestyle brand in ways that allow our members to more easily and regularly integrate health, fitness and wellness into their lives. We continue to enhance our digital platform to deliver a true omni-channel experience for our members. Our Life Time Digital offering delivers live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. Through an agreement with Apple®, we also provide Apple Fitness+ to our members, which gives our members expanded content and wellness data monitoring on the go. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place.
We are also expanding our ecosystem in response to our members’ desire to more holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also receive access to all of our resort-like athletic destinations across the United States and Canada. Additionally, we opened our first Life Time Living location in 2021, another asset-light extension of our “Healthy Way of Life” ecosystem, which offers luxury wellness-oriented residences. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members.
Non-GAAP Financial Measures
This discussion and analysis includes certain financial measures that are not presented in accordance with the generally accepted accounting principles in the United States (“GAAP”), including Adjusted EBITDA and free cash flow before growth capital expenditures and ratios related thereto. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of the Company’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated. We use Adjusted EBITDA as an important performance metric for the Company. In addition, free cash flow before growth capital expenditures is an important liquidity metric we use to evaluate our ability to make principal payments on our indebtedness and to fund our capital expenditures and working capital requirements.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization, excluding the impact of share-based compensation expense, gain (loss) on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19.
Management uses Adjusted EBITDA to evaluate the Company’s performance. We believe that Adjusted EBITDA is an important metric for management, investors and analysts as it removes the impact of items that we do not believe are indicative of our core operating performance and allows for consistent comparison of our operating results over time and relative to our peers. We use Adjusted EBITDA to supplement GAAP measures of performance in evaluating the effectiveness of our business strategies, and to establish annual budgets and forecasts. We also use Adjusted EBITDA to establish short-term incentive compensation for management.

Free Cash Flow Before Growth Capital Expenditures
We define free cash flow before growth capital expenditures as net cash provided by (used in) operating activities less center maintenance capital expenditures and corporate capital expenditures. We believe free cash flow before growth capital expenditures assists investors and analysts in evaluating our liquidity and cash flows, including our ability to make principal payments on our indebtedness and to fund our capital expenditures and working capital requirements. Our management considers free cash flow before growth capital expenditures to be a key indicator of our liquidity and we present this metric to our board of directors. Additionally, we believe free cash flow before growth capital expenditures is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. We also believe that investors, analysts, and rating agencies consider free cash flow before growth capital expenditures as a useful means of measuring our ability to make principal payments on our indebtedness and evaluating our liquidity, and management uses this measurement for one or more of these purposes.
Adjusted EBITDA and free cash flow before growth capital expenditures should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP. These are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity and may not be comparable to other similarly titled measures of other businesses. Adjusted EBITDA and free cash flow before growth capital expenditures have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations include that:
•these measures do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•not all of these measures reflect changes in, or cash requirements for, our working capital needs;
•these measures do not reflect the cash requirements necessary to make principal payments on our indebtedness;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and not all of these measures reflect cash requirements for such replacements;
•non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and
•these measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations.
Furthermore, we compensate for the limitations described above by relying primarily on our GAAP results and using Adjusted EBITDA and free cash flow before growth capital expenditures only for supplemental purposes. See our condensed consolidated financial statements included elsewhere in this report for our GAAP results.
Non-GAAP Measurements and Key Performance Indicators
We prepare and analyze various non-GAAP performance metrics and key performance indicators to assess the performance of our business and allocate resources. We analyze these key performance indicators to assess the performance of our business and allocated resources. For more information regarding our non-GAAP performance metrics, see “—Non-GAAP Financial Measures” above. These are not measurements of our financial performance under GAAP and should not be considered as alternatives to any other performance measures derived in accordance with GAAP.

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and nine months ended September 30, 2021 and 2020. The following information has been presented consistently for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	668,310	572,811	668,310	572,811
Digital On-hold memberships	85,045	234,381	85,045	234,381
Total memberships	753,355	807,192	753,355	807,192

Revenue Data
Membership dues and enrollment fees	70.2%	74.3%	70.0%	69.5%
In-center revenue	29.8%	25.7%	30.0%	30.5%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$261,033	$169,612	$653,584	$490,151
In-center revenue	110,967	58,737	280,106	214,768
Total Center revenue	$372,000	$228,349	$933,690	$704,919

Average Center revenue per center membership (1)	$555	$349	$1,554	$929
Comparable center sales (2)	58.7%	(55.0)%	29.9%	(52.2)%

Center Data
Net new center openings (3)	2	—	6	2
Total centers (end of period) (3)	155	148	155	148
Total center square footage (end of period) (4)	15,300,000	14,700,000	15,300,000	14,700,000

GAAP and Non-GAAP Financial Measures
Net loss	$(45,442)	$(93,647)	$(274,599)	$(276,304)
Net loss margin (5)	(11.8)%	(40.5)%	(28.7)%	(38.4)%
Adjusted EBITDA (6)	$47,031	$(12,437)	$32,277	$(44,934)
Adjusted EBITDA margin (6)	12.2%	(5.4)%	3.4%	(6.2)%
Center operations expense	$231,996	$165,572	$625,322	$515,350
Pre-opening expenses (7)	633	721	5,304	5,208
Rent	52,513	47,539	154,552	138,470
Non-cash rent expense (8)	5,327	8,181	11,546	34,489
Net cash used in operating activities	(2,283)	(11,789)	(15,322)	(56,165)
Free cash flow before growth capital expenditures (9)	(38,633)	(31,567)	(99,458)	(145,266)
(1)    We define Average Center revenue per center membership as Center revenue less Digital On-hold revenue, divided by the average number of Center memberships for the period, where the average number of Center memberships for the period is an average derived from dividing the sum of the total Center memberships outstanding at the beginning of the period and at the end of each month during the period by one plus the number of months in each period.
(2)    We measure the results of our centers based on how long each center has been open as of the most recent measurement period. We include a center, for comparable center sales purposes, beginning on the first day of the 13th full calendar month of the center’s operation, in order to assess the center’s growth rate after one year of operation.
(3)    Net new center openings are the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. As of September 30, 2021, all of our 155 centers were open.
(4)    Total center square footage (end of period) reflects the aggregate fitness square footage, which we use as a metric for evaluating the efficiencies of a center as of the end of the period. The square footage figures exclude areas used for tennis courts, outdoor swimming pools, outdoor play areas and stand-alone Work, Sport and Swim locations. These figures are approximations.

(5)    Net loss margin is calculated as net loss divided by total revenue.
(6)    We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization, excluding the impact of share-based compensation expense, gain (loss) on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19.
    Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
    The following table provides a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Net loss	$(45,442)	$(93,647)	$(274,599)	$(276,304)
Interest expense, net of interest income (a)	39,849	30,967	176,144	95,724
Benefit from income taxes	(11,981)	(28,079)	(58,867)	(99,096)
Depreciation and amortization	57,977	61,359	177,005	188,483
Share-based compensation expense	4,078	—	6,959	—
COVID-19 related expenses (b)	(221)	17,029	(410)	49,312
Loss (gain) on sale-leaseback transactions (c)	2,227	—	3,057	(3,078)
Capital transaction costs (d)	588	39	588	96
Legal settlements (e)	(44)	313	(44)	345
Other (f)	—	(418)	2,444	(416)
Adjusted EBITDA	$47,031	$(12,437)	$32,277	$(44,934)
(a)    For the nine months ended September 30, 2021, we incurred a non-cash expense of $41.0 million related to the extinguishment of our related party secured loan. In June 2020, we closed on an approximate $101.5 million secured loan from an investor group comprised solely of our stockholders or their affiliates. The secured loan carried an interest rate of 12.0% and was scheduled to mature in June 2021. In January 2021, we extinguished the secured loan plus accrued interest with a book value of $108.6 million by converting the loan into approximately 5.4 million shares of our Series A Preferred Stock, which had a fair value of $149.6 million, as determined by an independent third party valuation, at the time of conversion. Accordingly, we booked a $41.0 million loss upon conversion.
(b)    Represents the incremental net (credits) expenses we recognized related to the COVID-19 pandemic. We adjust for these costs as they do not represent costs associated with our normal ongoing operations. We believe that adjusting for these costs provides a more accurate and consistent representation of our actual operating performance from period to period. The net credits we recognized during the three and nine months ended September 30, 2021 consist primarily of the recovery of certain qualifying expenses recovered under the CARES Act, partially offset by COVID-19 legal-related costs. For the three months ended September 30, 2020, COVID-19 related expenses consisted of $9.5 million for project cost write-offs for sites no longer deemed viable as a result of the economic downturn caused by COVID-19, $5.5 million for the employee portion of health care coverage which is normally paid by employees but was paid by us during this period on behalf of our employees, and $2.0 million of emergency leave and non-working payroll, which includes subsequent recovery of certain expenses under the CARES Act, severance and charitable contributions made to support our employees who were directly impacted by COVID-19. For the nine months ended September 30, 2020, COVID-19 related expenses consisted of $14.6 million for project cost write-offs for sites no longer deemed viable as a result of the economic downturn caused by COVID-19, $12.0 million for the employee portion of health care coverage which is normally paid by employees but was paid by us during this period on behalf of our employees, and $22.7 million of emergency leave and non-working payroll, which includes subsequent recovery of certain expenses under the CARES Act, severance and charitable contributions made to support our employees who were directly impacted by COVID-19.
(c)    We adjust for the impact of gains or losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations.
(d)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature.
(e)    We adjust for the impact of large class action and unusual legal settlements paid or recoveries received. These are non-recurring in nature and do not reflect costs associated with our normal ongoing operations.

(f)    Includes costs associated with large corporate restructuring charges, executive level involuntary terminations and other transactions which are unusual and non-recurring in nature. For the nine months ended September 30, 2021, other expenses consisted of $1.6 million of incremental expenses related to a winter storm resulting in historical freezing temperatures affecting our Texas region, and $0.8 million of executive level severance.
(7)    Represents non-capital expenditures associated with opening new centers which are incurred prior to the commencement of a new center opening. The number of centers under construction or development, the types of centers and our costs associated with any particular center opening can vary significantly from period to period.
(8)    Reflects the non-cash portion of our annual GAAP operating lease expense that is greater or less than the cash operating lease payments.
(9)    Free cash flow before growth capital expenditures, a non-GAAP financial measure, is calculated as net cash provided by (used in) operating activities less center maintenance capital expenditures and corporate capital expenditures.
    The following table provides a reconciliation from net cash provided by (used in) operating activities to free cash flow before growth capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2021	2020	2021	2020
Net cash used in operating activities	$(2,283)	$(11,789)	$(15,322)	$(56,165)
Center maintenance capital expenditures	(18,078)	(4,823)	(43,045)	(29,075)
Corporate capital expenditures	(18,272)	(14,955)	(41,091)	(60,026)
Free cash flow before growth capital expenditures	$(38,633)	$(31,567)	$(99,458)	$(145,266)
Factors Affecting the Comparability of our Results of Operations
Impact of COVID-19 on our Business
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus that causes COVID-19 a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a National Public Health Emergency with respect to COVID-19. On March 16, 2020, in compliance with orders and advisories from federal, state and local governmental authorities regarding COVID-19, we closed all of our centers. Throughout this report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when we refer to “COVID-19,” such as when we describe the “impact of COVID-19” on our operations, we mean the coronavirus-related orders issued by governmental authorities affecting our operations and/or the presence of coronavirus in our centers, including COVID-19 positive members or team members.
While our centers were closed, in consultation with an epidemiologist (MD/PhD) with a wide range of experience in clinical, occupational and environmental medicine, we developed processes and protocols for the operation of our centers in the COVID-19 environment. These protocols, which have varied at our centers across the United States and Canada, have included physical distancing, restricting certain equipment and amenities, occupancy limits, required appointments, touchless interactions, facial coverings, cleaning, sanitation, hygiene, air circulation and filtering, screening, contact tracing and educational awareness. We may take further actions as government authorities require or recommend or as we determine to be in the interests of our members, team members, vendors and service providers, including in response to emerging variants of the COVID-19 virus, such as the Delta variant. We continue to refine these processes and protocols as we operate in the evolving COVID-19 environment.
On May 8, 2020, we re-opened our first center in Oklahoma City, Oklahoma. With a focus on providing a healthy and clean environment for our members and team members, we continued to re-open our centers as governmental authorities permitted. As of June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 we had 105, 148, 141, 151, 150 and 155 of our centers opened, respectively. However, many of our centers remained closed or were required to be closed again after re-opening for some period of time during each of these quarters as a result of the COVID-19 pandemic and related restrictions. For instance, during the three months ended June 30, 2020, September 30, 2020 and December 31, 2020, 149, 43 and 31 of our centers, respectively, were closed for some period of time. The performance of our centers after we were able to re-open them has varied depending on various factors, including how early we were able to re-open them in 2020, whether we were required to close them again, their geographic location and applicable governmental restrictions. We have experienced a slightly faster recovery in our membership dues revenue compared to our in-center revenue as our centers have re-opened. We expect membership dues revenue to remain a higher percentage of our total revenue in the near term and return to more historical levels over time. While we are encouraged by the trends of increased vaccination rates, reduced COVID-19 infections and hospitalizations and reduced operating restrictions in many of the regions where our centers operate, the full extent of the impact of COVID-19, including the Delta variant, remains uncertain and is dependent on future developments that cannot be accurately predicted at this time. Considering this uncertainty, the extent of the impact of COVID-19 on our financial position, results of operations, liquidity and cash flows is uncertain at this time.

Operations
As of September 30, 2021, all of our 155 centers were open. As of September 30, 2021, total memberships were 753,355, a decrease of 20.7% compared to 950,183 at March 31, 2020. Center memberships were 668,310, a decrease of 21.1% compared to 847,161 at March 31, 2020. Digital On-hold memberships were 85,045, a decrease of 17.4% compared to 103,022 at March 31, 2020.
We continue to monitor governmental orders regarding the operations of our centers, as well as our center operating processes and protocols. We expect we may need to continue to adjust such processes and protocols as facts and circumstances change, including as a result of variants of the COVID-19 virus, including the Delta variant.
We also expect our centers and in-center businesses will continue to be impacted differently based upon considerations such as their geographic location, vaccination rates, impacts of variants, applicable government restrictions and guidance, and team member and member sentiment with respect to our center operating processes and protocols and working in and/or using our centers. For example, we are seeing an increase in Center memberships and center utilization in various regions where government restrictions have been lifted.
Given increasing demand for online engagement with consumers, we have increased our focus on delivering a digitized in-center experience through our omni-channel ecosystem. In December 2020, we expanded our Digital membership offering, bringing our “Healthy Way of Life” programs, services and content to consumers virtually. This omni-channel experience is designed to deliver health, fitness and wellness where, when and how members want it by offering online reservations registrations, virtual training, live streaming and on-demand classes, virtual events and more.
Cash Flows and Liquidity
In response to the impact of COVID-19 on our business, we took swift cash management actions to reduce our operating costs and preserve liquidity. These actions included: initially furloughing over 95% of our employees; undertaking two corporate restructuring events to right size overhead relative to the current business; initially suspending virtually all construction capital spending; negotiating rent reductions and deferrals with many of our landlords; evaluating the CARES Act and receiving the employee retention credit, the deferment of the employer’s portion of social security tax payments and the various income tax-related benefits; and completing sale-leaseback transactions associated with six properties.
During the nine months ended September 30, 2021, we refinanced a significant portion of our outstanding debt. Specifically, we: (i) refinanced in full the outstanding balances associated with our then existing senior secured credit facility as well as our then existing senior unsecured notes; and (ii) converted our related party secured loan into Series A Preferred Stock. Additionally, we completed sale-leaseback transactions associated with two properties. For information regarding the refinancing actions we took during the nine months ended September 30, 2021, see Note 6, Debt, to our unaudited condensed consolidated financial statements included elsewhere in this report. For more information regarding the sale-leaseback transactions that were consummated during the nine months ended September 30, 2021, see Note 7, Leases, to our unaudited condensed consolidated financial statements included elsewhere in this report.
On October 13, 2021, we paid down $575.7 million (including a $5.7 million pre-payment penalty) of our Term Loan Facility with a portion of the net proceeds we received from the IPO. We intend to use the remaining net proceeds from the IPO, along with the additional net proceeds of approximately $27.1 million from the sale of the additional 1.6 million shares of common stock pursuant to the partial exercise by the underwriters of their over-allotment option, for general corporate purposes.
Although there is uncertainty related to the impact of COVID-19 on our financial position, results of operations, liquidity and cash flows, much of which is dependent on the length and severity of the pandemic and the related measures taken, we believe that the combination of our current cash position, our availability under the Revolving Credit Facility, the recent actions we have taken to refinance our debt, complete the IPO and strengthen our balance sheet, as well as the actions we have taken to reduce our cash outflows, leave us well-positioned to manage our business through this pandemic. If our available liquidity were not sufficient to meet our operating and debt service obligations as they come due, we would need to pursue alternative arrangements through additional debt, additional sale-leaseback transactions or equity financing to meet our cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all.
There may be developments outside of our control requiring us to adjust our operating plan, including additional required center closures. As such, given the dynamic nature of our current operating environment, we cannot reasonably estimate the impacts of COVID-19 on our financial position, results of operations or cash flows in the future.
Share-Based Compensation
As of September 30, 2021, total unrecognized share-based compensation expense associated with stock options, restricted Series A Preferred Stock and restricted stock units was $362.5 million. The estimated fair value associated with each of the applicable share-based compensation awards outstanding at September 30, 2021 will be recognized as share-based compensation expense if and when the related recognition conditions, for accounting purposes, are met. As a result of the consummation of the IPO, a significant portion of this total unrecognized share-based compensation expense amount will be recognized during the fourth quarter of 2021.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We revise the recorded estimates when better information is available, facts change, or we can determine actual amounts. These revisions can affect operating results.
Management has evaluated the development and selection or our critical accounting policies and estimates used in the preparation of the Company’s unaudited condensed financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the Company's unaudited condensed financial statements involve difficult, subjective or complex judgments which management used while performing goodwill, intangible and long-lived asset impairment analyses. Given the additional effects from the COVID-19 pandemic, these estimates can be more challenging, and actual results could differ materially from our estimates. As it relates to the long-lived asset impairment analyses that we have performed during both the three and nine months ended September 30, 2021 and 2020, we determined that certain projects were no longer deemed viable for construction, and that the previously-capitalized site development costs associated with these projects were impaired. Accordingly, as it relates to these long-lived assets, we recognized impairment charges of $0.7 million and $9.9 million for the three months ended September 30, 2021 and 2020, respectively, and we recognized impairment charges of $2.5 million and $16.9 million for the nine months ended September 30, 2021 and 2020, respectively.
More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in the Company’s Registration Statement on Form S-1 filed with the SEC on September 13, 2021 (File No. 333-259495) and the section of such Registration Statement on Form S-1 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in such Registration Statement on Form S-1.

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
			As a Percentage of Total Revenue
	2021	2020	2021	2020
Revenue:
Center revenue	$372,000	$228,349	96.6%	98.8%
Other revenue	13,040	2,681	3.4%	1.2%
Total revenue	385,040	231,030	100.0%	100.0%
Operating expenses:
Center operations	231,996	165,572	60.3%	71.7%
Rent	52,513	47,539	13.6%	20.6%
General, administrative and marketing	45,304	32,204	11.8%	13.9%
Depreciation and amortization	57,977	61,359	15.1%	26.6%
Other operating	14,796	15,152	3.8%	6.5%
Total operating expenses	402,586	321,826	104.6%	139.3%
Loss from operations	(17,546)	(90,796)	(4.6)%	(39.3)%
Other (expense) income:
Interest expense, net of interest income	(39,849)	(30,967)	(10.3)%	(13.4)%
Equity in earnings of affiliate	(28)	37	—%	—%
Total other expense	(39,877)	(30,930)	(10.3)%	(13.4)%
Loss before income taxes	(57,423)	(121,726)	(14.9)%	(52.7)%
Benefit from income taxes	(11,981)	(28,079)	(3.1)%	(12.2)%
Net loss	$(45,442)	$(93,647)	(11.8)%	(40.5)%
Total revenue. The $154.0 million increase in Total revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 reflects the adverse economic impact that our center closures had on our business during the three months ended September 30, 2020 and the timing of the subsequent reopening of our centers, as well as pricing initiatives we implemented at the majority of our centers during the three months ended September 30, 2021, which have resulted in higher average Center membership dues being charged to new members during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
With respect to the $143.6 million increase in Center revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:
•63.6% was from membership dues and enrollment fees, which increased $91.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase reflects the adverse economic impact that our center closures, which resulted from COVID-19, had on our business during the three months ended September 30, 2020 and the timing of the subsequent reopening of our centers, as well as pricing initiatives we implemented at the majority of our centers during the three months ended September 30, 2021, which have resulted in higher average Center membership dues being charged to new members during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020; and
•36.4% was from in-center revenue, which increased $52.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was recognized across all of our primary in-center businesses and reflects the adverse economic impact that our center closures, which resulted from COVID-19, had on our business during the three months ended September 30, 2020 as well as the timing of the subsequent reopening of our centers.
The $10.4 million increase in Other revenue for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily driven by our athletic events business, as we were able to produce several of our iconic events during the third quarter of 2021 compared to the third quarter of 2020 when COVID-19 restrictions forced the cancellation of most of our events.

Center operations expenses. The $66.4 million increase in Center operations expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was driven by increased staffing requirements resulting from the subsequent reopening of our centers and the addition of seven new centers.
Rent expense. The $5.0 million increase in Rent expense for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily driven by the sale leaseback of five centers occurring since September 30, 2020, and our taking possession of five sites since September 30, 2020 for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. The $13.1 million increase in General, administrative and marketing expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily driven by a $4.1 million increase in share-based compensation, a $3.5 million increase in marketing expenses and a $3.4 million increase in general and administrative costs due to the return of Corporate team members who remained furloughed during the third quarter of 2020, partially offset by $2.6 million of corporate COVID-19-related expenses incurred during the three months ended September 30, 2020.
Depreciation and amortization. The $3.4 million decrease in Depreciation and amortization for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 consists of $3.1 million and $0.3 million lower depreciation and amortization, respectively.
Other operating expenses. The $0.4 million decrease in Other operating expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily attributable to project cost write-offs recognized during the three months ended September 30, 2020 for sites that were no longer deemed viable for construction as a result of COVID-19, partially offset by higher costs associated with our athletic events business during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, as we were able to produce several of our iconic events during the third quarter of 2021 as compared to the third quarter of 2020 when COVID-19 restrictions forced the cancellation of most of our events.
Interest expense, net. The $8.8 million increase in Interest expense, net of interest income for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 reflects a relatively higher effective weighted average interest rate on an increased average level of outstanding borrowings during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Benefit from income taxes. The benefit from income taxes was $12.0 million for the three months ended September 30, 2021 compared to $28.1 million for the three months ended September 30, 2020. The effective tax rate was 20.9% and 23.1% for those same periods, respectively. The change in benefit from income taxes was primarily attributable to a decrease in our loss before income taxes for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, as well as the recognition during the three months ended September 30, 2021 of an increase in the valuation allowance to reduce the deferred tax asset associated with our state net operating loss carryforwards.
Net loss. As a result of the factors described above, net loss decreased by $48.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
			As a Percentage of Total Revenue
	2021	2020	2021	2020
Revenue:
Center revenue	$933,690	$704,919	97.5%	97.9%
Other revenue	23,835	14,991	2.5%	2.1%
Total revenue	957,525	719,910	100.0%	100.0%
Operating expenses:
Center operations	625,322	515,350	65.3%	71.6%
Rent	154,552	138,470	16.1%	19.2%
General, administrative and marketing	126,896	119,665	13.3%	16.6%
Depreciation and amortization	177,005	188,483	18.5%	26.2%
Other operating	30,660	37,412	3.2%	5.2%
Total operating expenses	1,114,435	999,380	116.4%	138.8%
Loss from operations	(156,910)	(279,470)	(16.4)%	(38.8)%
Other (expense) income:
Interest expense, net of interest income	(176,144)	(95,724)	(18.4)%	(13.3)%
Equity in earnings of affiliate	(412)	(206)	—%	—%
Total other expense	(176,556)	(95,930)	(18.4)%	(13.3)%
Loss before income taxes	(333,466)	(375,400)	(34.8)%	(52.1)%
Benefit from income taxes	(58,867)	(99,096)	(6.1)%	(13.7)%
Net loss	$(274,599)	$(276,304)	(28.7)%	(38.4)%
Total revenue. The $237.6 million increase in Total revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily reflects the adverse economic impact that our center closures had on our business during the nine months ended September 30, 2020 and the timing of the subsequent reopening of our centers, as well as pricing initiatives we implemented at the majority of our centers during the nine months ended September 30, 2021, which have resulted in higher average Center membership dues being charged to new members during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
With respect to the $228.8 million increase in Center revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:
•71.4% was from membership dues and enrollment fees, which increased $163.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase reflects the adverse economic impact that our center closures, which resulted from COVID-19, had on our business during the nine months ended September 30, 2020 and the timing of the subsequent reopening of our centers, as well as pricing initiatives we implemented at the majority of our centers during the nine months ended September 30, 2021, which have resulted in higher average Center membership dues being charged to new members during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020; and
•28.6% was from in-center revenue, which increased $65.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was recognized across all of our primary in-center businesses and reflects the adverse economic impact that our center closures, which resulted from COVID-19, had on our business during the nine months ended September 30, 2020 as well as the timing of the subsequent reopening of our centers.
The $8.8 million increase in Other revenue for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by our athletic events business, as we were able to produce several of our iconic events during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 when COVID-19 restrictions forced the cancellation of most of our events.

Center operations expenses. The $109.9 million increase in Center operations expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by increased staffing requirements resulting from the subsequent reopening of our centers and the addition of seven new centers.
Rent expense. The $16.1 million increase in Rent expense for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by the sale leaseback of five centers occurring since September 30, 2020, and our taking possession of five sites since September 30, 2020 for future centers where we started incurring GAAP rent expense, most of which is non-cash
General, administrative and marketing expenses. The $7.2 million increase in General, administrative and marketing expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by an $7.4 million increase in general and administrative costs due to the return of Corporate team members who remained furloughed during the nine months ended September 30, 2020, a $7.0 million increase in share-based compensation, and a $4.9 million increase in marketing expenses, partially offset by $12.4 million of corporate COVID-19-related expenses that were recognized during the nine months ended September 30, 2020.
Depreciation and amortization. The $11.5 million decrease in Depreciation and amortization for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 consists of $7.7 million and $3.8 million lower depreciation and amortization, respectively.
Other operating expenses. The $6.7 million decrease in Other operating expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily attributable to project cost write-offs recognized during the nine months ended September 30, 2020 for sites that were no longer deemed viable for construction as a result of COVID-19, partially offset by higher costs associated with our athletic events business during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, as we were able to produce several of our iconic events during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 when COVID-19 restrictions forced the cancellation of most of our events.
Interest expense, net. The $80.4 million increase in Interest expense, net of interest income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by debt issuance costs and original issuance discount costs associated with extinguished debt instruments that were written off during the nine months ended September 30, 2021, including a $41.0 million non-cash expense recognized related to the conversion of our related party secured loan into Series A Preferred Stock. Additionally, the increase also reflects a relatively higher effective weighted average interest rate on an increased average level of outstanding borrowings during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Benefit from income taxes. The benefit from income taxes was $58.9 million for the nine months ended September 30, 2021 compared to $99.1 million for the nine months ended September 30, 2020. The effective tax rate was 17.7% and 26.4% for those same periods, respectively. The change in benefit from income taxes was primarily attributable to: (i) a decrease in our loss before income taxes for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020; (ii) a $41.0 million loss related to the extinguishment of our related party secured loan that we recognized for GAAP purposes during the nine months ended September 30, 2021 that is not recognized for tax purposes; (iii) the recognition during the nine months ended September 30, 2021 of an increase in the valuation allowance to reduce the deferred tax asset associated with our state net operating loss carryforwards; and (iv) the favorable federal tax rate differential from our net operating loss carryback claims filed in 2020 under the CARES Act. The favorable federal tax rate differential was due to our net operating losses generated in tax years with a federal tax rate of 21% whereas the losses were carried back to tax years with a federal tax rate of 35%.
Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the development of new centers, debt service and lease requirements, investments in technology and expenditures necessary to maintain and update our centers and associated fitness equipment. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility and through sale-leaseback transactions.
We have taken significant action to improve our liquidity. See “—Impact of COVID-19 on Our Business.” We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business including through this pandemic.
As the opportunity arises or as our business needs require, we may seek to raise capital through additional debt financing or through equity financing. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, we have not experienced difficulty accessing the credit and capital markets; however, volatility in these markets, particularly in light of the impacts of COVID-19, may increase costs associated with issuing debt instruments or affect our ability to access those markets, which could have an adverse impact on our ability to raise additional capital, to refinance existing debt and/or to react to changing economic and business conditions. In addition, it is possible that our ability to access the credit and capital markets could be limited at a time when we would like, or need, to do so.

As of September 30, 2021, there were no outstanding borrowings on the Revolving Credit Facility and there were $40.1 million of outstanding letters of credit. As of September 30, 2021, total cash and revolver availability was $262.6 million, consisting of total cash and cash equivalents of $44.8 million and total revolver availability, subject to a $100.0 million minimum liquidity requirement (discussed in —“Debt Covenants” below), of $217.8 million.
The following table sets forth certain data included in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(15,322)	$(56,165)
Capital expenditures	(201,741)	(213,876)
Net cash used in investing activities	(138,190)	(62,662)
Net cash provided by financing activities	165,129	111,118
Operating Activities
The $40.8 million decrease in cash used in operating activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily the result of lower profitability during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2021 resulting from the adverse impact that COVID-19 has had on our business.
Investing Activities
Investing activities consist primarily of purchasing real property, constructing new centers, acquisitions and purchasing new fitness equipment. In addition, we invest in capital expenditures to maintain and update our existing centers. We finance the purchase of our property and equipment through operating cash flows, draws on our Revolving Credit Facility, tenant allowances and proceeds from sale-leaseback transactions.
The $75.5 million increase in cash used in investing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by a relatively higher amount of proceeds that we received from landlords for sale-leaseback transactions during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2021 and proceeds we received from the sale of land held for sale during nine months ended September 30, 2020. Cash used in investing activities for the nine months ended September 30, 2021 also includes a $9.1 million payment we made in connection with the acquisition of the assets associated with an outdoor bicycling event. Of the $10.2 million total purchase price associated with the acquisition of these assets, $1.1 million had yet to be paid as of September 30, 2021.
The following schedule reflects capital expenditures, net by type of expenditure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Growth capital expenditures (New center land and construction, growth initiatives, major remodels of acquired centers and the purchase of previously-leased centers), net of tenant allowances	$43,418	$25,806	$117,605	$124,775
Center maintenance capital expenditures	18,078	4,823	43,045	29,075
Corporate capital expenditures	18,272	14,955	41,091	60,026
Total capital expenditures, net	$79,768	$45,584	$201,741	$213,876
The $12.1 million decrease in total capital expenditures, net for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by lower corporate capital expenditures for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, reflecting our strong operating discipline and continued effort to control expenditures, partially offset by higher center maintenance capital expenditures for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily driven by the timing of the subsequent reopening of our centers. Our contracts with construction subcontractors contain clauses that allow us to terminate any project. Therefore, we have the ability to cancel any project and, in the event of such a cancellation, we will only be obligated to pay for work actually performed up to the date of cancellation. Our unpaid obligations to construction subcontractors for work performed up through September 30, 2021 is recognized in Construction accounts payable on our September 30, 2021 condensed consolidated balance sheet.

Financing Activities
Financing activities for the nine months ended September 30, 2021 and 2020 include net proceeds from and repayments of debt, including those associated with our senior secured credit facility. In addition, financing activities for the nine months ended September 30, 2020 include proceeds from equity transactions.
The $54.0 million increase in cash provided by financing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by net proceeds we received from new borrowings during the nine months ended September 30, 2021 in connection with debt refinancing transactions, partially offset by proceeds we received from the issuance of the Company’s common stock during the nine months ended September 30, 2020.
Debt Covenants
Our senior secured credit facility as well as the indentures governing our outstanding senior secured notes and senior unsecured notes contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to:
•incur or guarantee additional indebtedness;
•make certain investments;
•pay dividends or make distributions on our capital stock;
•sell assets, including capital stock of restricted subsidiaries;
•agree to payment restrictions affecting our restricted subsidiaries;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into transactions with our affiliates;
•incur liens; and
•designate any of our subsidiaries as unrestricted subsidiaries.
We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility. However, the Amended Senior Secured Credit Facility includes a covenant modification period ending on the earlier of (i) January 1, 2022 or (ii) the date we provide notice of our intention to terminate the Covenant Modification Period. During the Covenant Modification Period, we are not obligated to comply with the first lien net leverage ratio covenant; however, we are required to maintain a minimum liquidity balance of $100.0 million, which is tested monthly. As of both September 30, 2021 and December 31, 2020, we were either in compliance in all material respects with our debt covenants or the covenants were not applicable.
Effective as of the end of the first fiscal quarter following the Covenant Modification Period and continuing throughout the remaining term of the Revolving Credit Facility, we will be required to maintain a first lien net leverage ratio, if 30% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $20.0 million). During the first three quarterly test periods following the Covenant Modification Period, certain financial measures used in the calculation of the first lien net leverage ratio will be calculated on a pro forma basis by annualizing the respective financial measures recognized during those test periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business that include changes in interest rates and changes in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large U.S. bank with limited interest rate risk. At September 30, 2021, we held no investments in marketable securities.
We incur interest at variable rates under the revolving portion of our senior secured credit facility. At September 30, 2021, there were no outstanding borrowings on the Revolving Credit Facility and there were $40.1 million of outstanding letters of credit, resulting in total revolver availability, subject to a $100.0 million minimum liquidity requirement, of $217.8 million, of which $185.1 million was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.25% or base rate plus 3.25%, while interest on the remaining $32.7 million was available at intervals ranging from 30 to 180 days at LIBOR plus 3.00% or base rate plus 2.00%.

Foreign currency exchange risk
We operate primarily in the United States with three centers operating in Canada. Given the limited amount of operations outside of the United States, fluctuations due to changes in foreign currency exchange rates would not have a material impact on our business.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.
Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are engaged in litigation or other proceedings incidental to the normal course of business, including investigations and claims regarding employment law including wage and hour and unfair labor practices; supplier, customer and service provider contract terms; products liability; and real estate. Other than as set forth in Note 10—Commitments and Contingencies in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 13, 2021 (File No. 333-259495) which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Public Offering of Common Stock
On October 12, 2021, we completed the initial public offering (“IPO”) of our common stock at a price to the public of $18.00 per share. We issued and sold 40,581,192 shares of common stock in the IPO, including 1,581,192 shares of common stock issued pursuant to the partial exercise of the underwriters’ option to purchase additional shares as previously disclosed in the IPO prospectus. The shares sold in the IPO were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-259495), which was declared effective by the SEC on October 6, 2021. Our common stock is listed on The New York Stock Exchange under the symbol “LTH.” The IPO, including the partial exercise of the underwriters’ option to purchase additional shares, generated net proceeds to us of approximately $706.2 million after deducting underwriting discounts and commissions and estimated offering expenses.
We used a portion of the net proceeds received by us from the IPO to repay $570.0 million in aggregate principal amount of borrowings under the Term Loan Facility, plus $4.4 million in accrued interest and a 1% prepayment penalty of $5.7 million and pay offering fees and expenses. The excess net proceeds from the offering will be used for working capital and general corporate purposes.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40887	3.1	10/12/2021
3.2	Third Amended and Restated Bylaws.	8-K	001-40887	3.2	10/12/2021
10.1	Offer Letter, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.27	9/13/2021
10.2 †	Employee Non-Competition Agreement, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.32	9/13/2021
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: November 17, 2021	By:	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Chief Financial Officer