Form 10-Q
period 2022-03-31
Life Time Group Holdings, Inc.
filed 2022-05-11
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-40887
Life Time Group Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-3481985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2902 Corporate Place
Chanhassen, Minnesota 55317
(952) 947-0000
(Address of principal executive offices, including zip code; Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 9, 2022, the registrant had 193,733,608 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$41,096	$31,637
Accounts receivable, net	9,716	6,464
Center operating supplies and inventories	41,966	41,007
Prepaid expenses and other current assets	47,818	48,883
Income tax receivable	2,465	3,533
Total current assets	143,061	131,524
Property and equipment, net	2,789,418	2,791,464
Goodwill	1,233,176	1,233,176
Operating lease right-of-use assets	1,935,352	1,864,528
Intangible assets, net	173,766	174,241
Other assets	58,667	61,742
Total assets	$6,333,440	$6,256,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,592	$71,308
Construction accounts payable	86,038	83,311
Deferred revenue	40,565	33,871
Accrued expenses and other current liabilities	141,175	147,920
Current maturities of debt	23,793	23,527
Current maturities of operating lease liabilities	46,679	46,315
Total current liabilities	413,842	406,252
Long-term debt, net of current portion	1,804,082	1,775,719
Operating lease liabilities, net of current portion	1,971,743	1,909,883
Deferred income taxes	51,391	55,213
Other liabilities	15,382	18,216
Total liabilities	4,256,440	4,165,283
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 193,060 shares issued and outstanding	1,931	1,931
Additional paid-in capital	2,765,503	2,743,560
Accumulated deficit	(689,049)	(651,083)
Accumulated other comprehensive loss	(1,385)	(3,016)
Total stockholders’ equity	2,077,000	2,091,392
Total liabilities and stockholders’ equity	$6,333,440	$6,256,675

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Center revenue	$381,621	$245,094
Other revenue	10,633	4,204
Total revenue	392,254	249,298
Operating expenses:
Center operations	239,573	174,615
Rent	55,964	50,517
General, administrative and marketing	66,561	38,270
Depreciation and amortization	58,107	61,206
Other operating (income) expense	(17,035)	6,934
Total operating expenses	403,170	331,542
Loss from operations	(10,916)	(82,244)
Other (expense) income:
Interest expense, net of interest income	(29,943)	(96,217)
Equity in earnings (loss) of affiliate	26	(293)
Total other expense	(29,917)	(96,510)
Loss before income taxes	(40,833)	(178,754)
Benefit from income taxes	(2,867)	(25,953)
Net loss	$(37,966)	$(152,801)
Loss per common share – basic and diluted	$(0.20)	$(1.08)
Weighted-average common shares outstanding – basic and diluted	192,465	145,196

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(37,966)	$(152,801)
Foreign currency translation adjustments, net of tax of $0	1,631	1,162
Comprehensive loss	$(36,335)	$(151,639)

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2021	193,060	$1,931	$2,743,560	$(651,083)	$(3,016)	$2,091,392
Net loss	—	—	—	(37,966)	—	(37,966)
Other comprehensive income	—	—	—	—	1,631	1,631
Share-based compensation	—	—	21,438	—	—	21,438
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	505	—	—	505
Balance at March 31, 2022	193,060	$1,931	$2,765,503	$(689,049)	$(1,385)	$2,077,000

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2020	145,196	$1,452	$1,569,905	$(15,000)	$(71,714)	$(3,230)	$1,481,413
Net loss	—	—	—	—	(152,801)	—	(152,801)
Other comprehensive income	—	—	—	—	—	1,162	1,162
Dividends on preferred stock	—	—	(4,282)	—	—	—	(4,282)
Balance at March 31, 2021	145,196	$1,452	$1,565,623	$(15,000)	$(224,515)	$(2,068)	$1,325,492

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,966)	$(152,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	58,107	61,206
Deferred income taxes	(3,885)	(28,632)
Share-based compensation	21,438	—
Non-cash rent expense	6,009	4,323
Impairment charges associated with long-lived assets	227	900
(Gain) loss on disposal of property and equipment, net	(28,597)	862
Loss on debt extinguishment	—	40,993
Write-off of discounts and debt issuance costs	—	18,325
Amortization of debt discounts and issuance costs	1,945	2,473
Changes in operating assets and liabilities	(5,638)	16,963
Other	(2,578)	(2,768)
Net cash provided by (used in) operating activities	9,062	(38,156)
Cash flows from investing activities:
Capital expenditures	(110,754)	(43,329)
Proceeds from sale-leaseback transactions	79,666	33,423
Other	4,805	(1,167)
Net cash used in investing activities	(26,283)	(11,073)
Cash flows from financing activities:
Proceeds from borrowings	3,198	1,907,577
Repayments of debt	(5,745)	(1,586,777)
Proceeds from senior secured credit facility	230,000	15,000
Repayments of senior secured credit facility	(200,000)	(109,000)
Repayments of finance lease liabilities	(358)	(372)
Increase in debt discounts and issuance costs	—	(42,246)
Other	(476)	—
Net cash provided by financing activities	26,619	184,182
Effect of exchange rates on cash and cash equivalents	61	18
Increase in cash and cash equivalents	9,459	134,971
Cash and cash equivalents – beginning of period	31,637	33,195
Cash and cash equivalents – end of period	$41,096	$168,166

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. Life Time Group Holdings, Inc. changed its name from LTF Holdings, Inc. effective on June 21, 2021. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of March 31, 2022, we operated 153 centers in 29 states and one Canadian province.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, the United States declared a National Public Health Emergency and we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19. We re-opened our first center on May 8, 2020 and continued to re-open our centers as state and local governmental authorities permitted, in many cases subject to various operating restrictions and requirements. All of our centers were open as of March 31, 2022.
Initial Public Offering
On October 12, 2021, Life Time Group Holdings, Inc. consummated its initial public offering (“IPO”) of 39.0 million shares of its common stock at a public offering price of $18.00 per share, resulting in total gross proceeds of $702.0 million, which was reduced by underwriting discounts and other offering and issuance expenses of $27.7 million, for net proceeds of $674.3 million. The shares of the Company’s common stock began trading on The New York Stock Exchange (the “NYSE”) under the symbol “LTH” on October 7, 2021. A registration statement on Form S-1 relating to the offering of these securities was declared effective by the Securities and Exchange Commission (the “SEC”) on October 6, 2021.
On November 1, 2021, Life Time Group Holdings, Inc. consummated the sale of nearly 1.6 million additional shares of its common stock at the IPO price of $18.00 per share pursuant to the partial exercise by the underwriters of their over-allotment option, resulting in total gross proceeds of approximately $28.4 million, which was reduced by underwriting discounts and other offering expenses of $1.3 million, for net proceeds of $27.1 million. We are using these net proceeds, as well as the remaining portion of the net proceeds we received in connection with the IPO after the partial pay down of $575.7 million (including a $5.7 million prepayment penalty) of our Term Loan Facility (as defined in Note 6, Debt), for general corporate purposes.
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Life Time Group Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” to increase the transparency of government assistance, including with respect to the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance and the effect of the assistance on an entity’s financial statements. The amendments are to be applied either (1) prospectively to all applicable transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. We adopted this ASU as of January 1, 2022 and applied it prospectively. The adoption of this ASU did not have any impact on our financial position, results of operations or cash flows.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provides implementation guidance associated with ASU 2020-04 and clarifies certain optional expedients in Topic 848. This guidance in ASU 2020-04 is effective for all entities as of March 12, 2020 and may be applied through December 31, 2022. We are currently evaluating the effect the adoption of ASU 2020-04 may have on our consolidated financial statements.
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2022 and 2021.
Financial Assets and Liabilities. At March 31, 2022, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes (each of which is defined in Note 6, Debt) was approximately $272.3 million, $920.4 million and $472.0 million, respectively. At December 31, 2021, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes was approximately $277.0 million, $957.4 million and $494.0 million, respectively. The carrying amount of our outstanding Mortgage Notes and Construction Loan (each of which is defined in Note 6, Debt) at March 31, 2022 and December 31, 2021 approximates fair value. The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 6, Debt.
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
During both the three months ended March 31, 2022 and 2021, we determined that certain projects were no longer deemed viable for construction and that the previously capitalized site development costs associated with these projects were impaired. Accordingly, as it relates to these long-lived assets, we recognized impairment charges of $0.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Construction contract receivables	$7,407	$14,949
Deferred membership origination costs	2,100	3,150
Prepaid expenses	38,311	30,784
Prepaid expenses and other current assets	$47,818	$48,883
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Real estate taxes	$29,723	$32,955
Accrued interest	31,226	35,006
Payroll liabilities	27,607	23,243
Utilities	6,769	7,022
Self-insurance accruals	17,270	18,921
Corporate accruals	23,158	24,741
Current maturities of finance lease liabilities	1,223	1,374
Other	4,199	4,658
Accrued expenses and other current liabilities	$141,175	$147,920
Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	Three Months Ended March 31,
	2022	2021
Accounts receivable	$(3,335)	$(892)
Center operating supplies and inventories	(947)	(553)
Prepaid expenses and other current assets	(6,460)	(4,238)
Income tax receivable	1,068	2,607
Other assets	271	1,515
Accounts payable	4,205	7,621
Accrued expenses and other current liabilities	(5,481)	17,409
Deferred revenue	6,735	(6,666)
Other liabilities	(1,694)	160
Changes in operating assets and liabilities	$(5,638)	$16,963

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Additional supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2022	2021
Net cash (received from income tax refunds, net of taxes paid) paid for income taxes, net of refunds received	$(82)	$67
Cash payments for interest, net of capitalized interest	31,948	27,915
Capitalized interest	1,862	692
Non-cash activity:
Issuance of Series A Preferred Stock (as defined in Note 10, Loss Per Share) in connection with the extinguishment of a related party secured loan	—	108,591
See Note 7, Leases, for supplemental cash flow information associated with our lease arrangements for the three months ended March 31, 2022 and 2021.
4. Goodwill and Intangibles
The goodwill balance was $1,233.2 million at both March 31, 2022 and December 31, 2021.
Intangible assets consisted of the following:

	March 31, 2022
	Gross	Accumulated Amortization	Net
Trade name	$163,000	$—	$163,000
Other	16,327	(5,561)	10,766
Total intangible assets	$179,327	$(5,561)	$173,766

	December 31, 2021
	Gross	Accumulated Amortization	Net
Trade name	$163,000	$—	$163,000
Other	16,327	(5,086)	11,241
Total intangible assets	$179,327	$(5,086)	$174,241
Other intangible assets at March 31, 2022 and December 31, 2021 include a facility license as well as trade names and customer relationships associated with our race registration and timing businesses.
Amortization expense associated with intangible assets for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.2 million, respectively. Amortization expense associated with intangible assets is included in Depreciation and amortization in our condensed consolidated statements of operations.
There were no goodwill or intangible asset impairment charges recorded during the three months ended March 31, 2022 and 2021.
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three months ended March 31, 2022 and 2021:

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

	Three Months Ended March 31,
	2022	2021
Membership dues and enrollment fees	$271,915	$175,307
In-center revenue	109,706	69,787
Total center revenue	381,621	245,094
Other revenue	10,633	4,204
Total revenue	$392,254	$249,298
The timing associated with the revenue we recognized during the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$332,987	$10,633	$343,620	$216,103	$4,204	$220,307
Goods and services transferred at a point in time	48,634	—	48,634	28,991	—	28,991
Total revenue	$381,621	$10,633	$392,254	$245,094	$4,204	$249,298
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, personal training and other center services offerings, as well as our media and athletic events. Contract liabilities at March 31, 2022 and December 31, 2021 were $42.6 million and $35.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at March 31, 2022 and December 31, 2021 was $40.6 million and $33.9 million, respectively, and consists primarily of prepaid membership dues, personal training and other in-center services, and enrollment fees. The $6.7 million increase was primarily driven by registrations received for future athletic events and kids summer camps.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at both March 31, 2022 and December 31, 2021 were $2.0 million and consist primarily of deferred enrollment fees.
6. Debt
Debt consisted of the following:

	March 31, 2022	December 31, 2021
Term Loan Facility, maturing December 2024	$273,625	$273,625
Revolving Credit Facility, maturing December 2026	30,000	—
Secured Notes, maturing January 2026	925,000	925,000
Unsecured Notes, maturing April 2026	475,000	475,000
Mortgage Notes, various maturities	139,827	145,572
Construction Loan, maturing February 2026	3,198	—
Other debt	4,122	4,122
Fair value adjustment	1,655	1,818
Total debt	1,852,427	1,825,137
Less unamortized debt discounts and issuance costs	(24,552)	(25,891)
Total debt less unamortized debt discount and issuance costs	1,827,875	1,799,246
Less current maturities	(23,793)	(23,527)
Long-term debt, less current maturities	$1,804,082	$1,775,719

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Senior Secured Credit Facility
In June 2015, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a senior secured credit facility with a group of lenders led by Deutsche Bank AG as the administrative agent. On January 22, 2021, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into an eighth amendment to the credit agreement governing our senior secured credit agreement (the “Credit Agreement”). Pursuant to such eighth amendment to the Credit Agreement, Life Time, Inc. and such other subsidiaries, among other things, (i) entered into a new term loan facility (the “Term Loan Facility”) and incurred new term loans in an aggregate principal amount of $850.0 million and (ii) extended the maturity on the vast majority of commitments under the revolving portion of our senior secured credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). On December 2, 2021, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a ninth amendment to the Credit Agreement. Pursuant to such ninth amendment, Life Time, Inc. and such other subsidiaries increased the commitments under the Revolving Credit Facility to $475.0 million and extended the maturity of the Revolving Credit Facility to December 2, 2026, except that the maturity will be: (a) September 22, 2024 if we have not refinanced or amended the Term Loan Facility in a manner set forth in such amendment by such date; (b) October 16, 2025 if we have at least $100.0 million remaining outstanding on the senior secured notes (the “Secured Notes”) that mature in January 2026 on such date; and (c) January 14, 2026 if we have at least $100.0 million remaining outstanding on the senior unsecured notes (the “Unsecured Notes”) that mature in April 2026 on such date.
Upon the exercise of an accordion feature and subject to certain conditions, borrowings under the Credit Facilities may be increased subject, in certain cases, to meeting a first lien net leverage ratio. The Credit Facilities are secured by a first priority lien (on a pari-passu basis with the Secured Notes described below) on substantially all of our assets.
Term Loan Facility
The $850.0 million Term Loan Facility, which matures in December 2024, initially amortized at 0.25% quarterly, which required us to make three mandatory quarterly principal repayments of approximately $2.1 million during the year ended December 31, 2021. On October 13, 2021, we used a portion of net proceeds we received in connection with the IPO to pay down $575.7 million (including a $5.7 million prepayment penalty) of our Term Loan Facility. As a result of the pay down, we are no longer required to make quarterly principal payments on the Term Loan Facility prior to its maturity. At March 31, 2022, the Term Loan Facility loan balance was $273.6 million, with interest due at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.75% or base rate plus 3.75%, in either case subject to a 1.00% rate floor.
Revolving Credit Facility
Our Revolving Credit Facility provides for a $475.0 million revolver and matures in December 2026, or earlier as detailed above under “—Senior Secured Credit Facility.” At March 31, 2022, there were $30.0 million of outstanding borrowings on the Revolving Credit Facility and there were $33.5 million of outstanding letters of credit, resulting in total revolver availability of $411.5 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.25% or base rate plus 3.25%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the three months ended March 31, 2022 was 4.13% and $50.1 million, respectively. The highest month-end balance during that same period was $83.0 million.
Secured Notes
On January 22, 2021, Life Time, Inc. issued the Secured Notes in an aggregate principal amount of $925.0 million. These notes mature in January 2026 and interest only payments are due semi-annually in arrears at 5.75%. Life Time, Inc. has the option to call the Secured Notes, in whole or in part, on one or more occasions, beginning on January 15, 2023, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to January 15, 2023, Life Time, Inc. may redeem up to 40.00% of the aggregate principal amount of the Secured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 105.75% of the principal amount of the Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Secured Notes and the related guarantees are our senior secured obligations and are secured on a first-priority basis by security interests in substantially all of our assets.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Unsecured Notes
On February 5, 2021, Life Time, Inc. issued the Unsecured Notes in the original principal amount of $475.0 million. The Unsecured Notes mature in April 2026 and interest only payments are due semi-annually in arrears at 8.00%. Life Time, Inc. has the option to redeem the Unsecured Notes, in whole or in part, on one or more occasions, beginning on February 1, 2023, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to February 1, 2023, Life Time, Inc. may redeem up to 40.00% of the aggregate principal amount of the Unsecured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 108.00% of the principal amount of the Unsecured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Unsecured Notes and the related guarantees are our general senior unsecured obligations and will rank equally in right of payment with all of our existing and future senior indebtedness without giving effect to collateral arrangements.
Mortgage Notes
Certain of our subsidiaries have entered into mortgage facilities with various financial institutions (collectively, the “Mortgage Notes”), which are collateralized by certain of our related real estate and buildings, including one of our corporate headquarters properties. The Mortgage Notes have varying maturity dates from March 2023 through August 2027 and carried a weighted average interest rate of 4.70% and 4.70% at March 31, 2022 and December 31, 2021, respectively. Payments of principal and interest on each of the Mortgage Notes are payable monthly on the first business day of each month. The Mortgage Notes contain customary affirmative covenants, including but not limited to, payment of property taxes, granting of lender access to inspect the properties, maintenance of the properties, providing financial statements, providing estoppel certificates and lender consent to leases. The Mortgage Notes also contain various customary negative covenants, including, but not limited to, restrictions on transferring the property, change in control of the borrower and changing the borrower’s business or principal place of business. As of March 31, 2022, we were either in compliance in all material respects with the covenants associated with the Mortgage Notes or the covenants were not applicable.
Construction Loan
On January 22, 2021, we closed on a construction loan (the “Construction Loan”) providing up to $28.0 million to partially finance the construction of a Life Time Living location that remains under construction as of March 31, 2022. The Construction Loan has a maturity date of February 15, 2026 and is collateralized by the property. Borrowings under the Construction Loan bear interest at a variable annual rate of no less than 4.80%. Interest only payments will be due monthly beginning April 15, 2022 and continuing through February 15, 2024. Beginning March 15, 2024, based on the principal balance due as of February 15, 2024, monthly principal and interest installment payments will be due in an amount sufficient to fully amortize the principal balance at maturity. At March 31, 2022, there were $3.2 million of outstanding borrowings on the Construction Loan. There were no outstanding borrowings as of December 31, 2021.
Debt Discounts and Issuance Costs
Unamortized debt discounts and issuance costs associated with the Term Loan Facility, Secured Notes, Unsecured Notes and Construction Loan of $24.6 million and $25.9 million are included in Long-term debt, net of current portion on our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.
Unamortized revolver-related debt issuance costs of $3.7 million and $4.0 million are included in Other assets on our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Credit Facilities, Secured Notes and Unsecured Notes. We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility, which requires us to maintain a first lien net leverage ratio, if 30.00% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $20.0 million). During the first three quarterly test periods of 2022, certain financial measures used in the calculation of the first lien net leverage ratio will be calculated on a pro forma basis by annualizing the respective financial measures recognized during those test periods.
As of March 31, 2022, we were either in compliance in all material respects with the covenants under the Credit Facilities, or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at March 31, 2022 were as follows:

April 2022 through March 2023	$23,793
April 2023 through March 2024	65,585
April 2024 through March 2025	285,869
April 2025 through March 2026	940,971
April 2026 through March 2027	515,823
Thereafter	18,731
Total future maturities of long-term debt	$1,850,772
7. Leases
Lease Cost
Lease cost included in our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,		Classification in Condensed Consolidated Statements of Operations
	2022	2021
Lease cost:
Operating lease cost	$54,753	$49,303	Rent
Short-term lease cost	356	227	Rent
Variable lease cost	855	987	Rent
Finance lease cost:
Amortization of right-of-use assets	355	364	Depreciation and amortization
Interest on lease liabilities	32	50	Interest expense, net of interest income
Total lease cost	$56,351	$50,931
Operating and Finance Lease Right-of-Use Assets and Lease Liabilities
Operating and finance lease right-of-use assets and lease liabilities were as follows:

	March 31, 2022	December 31, 2021	Classification on Condensed Consolidated Balance Sheet
Lease right-of-use assets:
Operating leases	$1,935,352	$1,864,528	Operating lease right-of-use assets
Finance leases (1)	1,719	2,073	Other assets
Total lease right-of-use assets	$1,937,071	$1,866,601
Lease liabilities:
Current
Operating leases	$46,679	$46,315	Current maturities of operating lease liabilities
Finance leases	1,223	1,374	Accrued expenses and other current liabilities
Non-Current
Operating leases	1,971,743	1,909,883	Operating lease liabilities, net of current portion
Finance leases	550	757	Other liabilities
Total lease liabilities	$2,020,195	$1,958,329
(1)         Finance lease right-of-use assets were reported net of accumulated amortization of $2.4 million and $2.4 million at March 31, 2022 and December 31, 2021, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Operating Lease Right-of-Use Assets and Liabilities
In connection with leases that commenced during the three months ended March 31, 2022, we recognized operating lease right-of-use assets and lease liabilities of $84.0 million and $67.9 million, respectively, on our condensed consolidated balance sheet. In connection with modified leases that were remeasured during the three months ended March 31, 2022, we recognized a net increase in both operating lease right-of-use assets and lease liabilities of $2.9 million on our condensed consolidated balance sheet.
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our operating and finance lease liabilities at March 31, 2022 were as follows:

March 31, 2022
Weighted-average remaining lease term (1)
Operating leases	17.7 years
Finance leases	1.9 years
Weighted-average discount rate
Operating leases	7.98%
Finance leases	6.24%
(1)    The weighted-average remaining lease term associated with our operating and finance lease liabilities does not include all of the optional renewal periods available to us under our current lease arrangements. Rather, the weighted-average remaining lease term only includes periods covered by an option to extend a lease if we are reasonably certain to exercise that option.
Sale-Leaseback Transactions
On March 8, 2022, the Company entered into two definitive agreements with an unrelated third party, each of which was for the sale-leaseback of two properties, for an aggregate sales price of approximately $175 million. The closing on two of these properties was completed on March 25, 2022, and the closing on the remaining two properties is expected to be completed on or about May 13, 2022. Under the transaction that was completed, we sold two properties with a combined net book value of $66.9 million for $80.0 million, which was reduced by transaction costs of $0.3 million, for net cash proceeds of $79.7 million. The estimated fair value of the properties sold was $95.6 million. Accordingly, the aggregate sales price associated with this arrangement was increased by $15.6 million, which resulted in the recognition of a gain of $28.4 million on this transaction. This gain is included in Other operating (income) expense in our condensed consolidated statement of operations for the three months ended March 31, 2022.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
Supplemental cash flow information associated with our operating and finance leases is as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,022	$44,377
Operating cash flows from finance leases	32	50
Financing cash flows from finance leases	358	372
Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	67,940	66,426
Finance leases	—	801
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	2,882	(4,148)
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	15,600	9,500
Maturities of Operating and Finance Lease Liabilities
The maturities associated with our operating and finance lease liabilities at March 31, 2022 are as follows:

	Operating Leases	Finance Leases	Total
April 2022 through March 2023	$193,172	$1,294	$194,466
April 2023 through March 2024	208,274	522	208,796
April 2024 through March 2025	211,911	42	211,953
April 2025 through March 2026	215,731	—	215,731
April 2026 through March 2027	216,458	—	216,458
Thereafter	2,856,818	—	2,856,818
Total lease payments	3,902,364	1,858	3,904,222
Less: Imputed interest	1,883,942	85	1,884,027
Present value of lease liabilities	$2,018,422	$1,773	$2,020,195
8. Stockholders’ Equity
2021 Equity Incentive Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Incentive Award Plan (the “2021 Equity Plan”), under which we may grant cash and equity-based incentive awards to our employees, consultants and directors. The maximum number of shares of our common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) approximately 14.5 million shares of our common stock, (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors, and (iii) the approximately 1.0 million shares of our common stock that were available for issuance under the 2015 Equity Plan as of October 6, 2021. Effective January 1, 2022, the number of shares of our common stock available for issuance under the 2021 Equity Plan increased by approximately 7.7 million shares pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Additionally, the number of shares of our common stock available for issuance under the 2021 Equity Plan may increase with respect to awards under the 2015 Equity Plan and any other prior equity incentive plans of the Company or its predecessor which are forfeited or lapse unexercised and which following the effective date of the 2021 Equity Plan are not issued under such prior plan; provided, however, no more than 14.5 million shares may be issued upon the exercise of incentive stock options. The share reserve formula under the 2021 Equity Plan is

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
intended to provide us with the continuing ability to grant equity awards to eligible employees, directors and consultants for the ten-year term of the 2021 Equity Plan.
As of March 31, 2022, approximately 20.6 million shares were available for future awards to employees and other eligible participants under the 2021 Equity Plan.
2021 Employee Stock Purchase Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to allow our eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: an Internal Revenue Service (“IRS”) Code section 423 (“Section 423”) component, which is intended to qualify under Section 423 of the IRS Code and a non-Section 423 component, which need not qualify under Section 423 of the IRS Code. The aggregate number of shares of our common stock that has initially been reserved for issuance under the ESPP is equal to (i) approximately 2.9 million shares of our common stock, and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 1% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of our shares of common stock as determined by our board of directors; provided that in no event will more than 29.0 million shares of our common stock be available for issuance under the Section 423 component of the ESPP. Our board of directors determined that no additional shares would become available under the ESPP as of January 1, 2022 pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Our board of directors or the compensation committee will have authority to interpret the terms of the ESPP and determine eligibility of participants.
The ESPP will permit participants to purchase common stock through payroll deductions of up to a percentage of their eligible compensation, which includes a participant’s gross base compensation for services to us. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of our common stock. The option will expire at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. The purchase price will be at such discount as determined by our board of directors or compensation committee, but no greater than 85% of the fair market value of a share of our common stock on the date determined by our board of directors or compensation committee. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Upon exercise, the participant will purchase the number of whole shares that his or her accumulated payroll deductions will buy at the option purchase price, subject to the certain participation limitations. Participation will end automatically upon a participant’s termination of employment. No offering periods commenced under the ESPP during the three months ended March 31, 2022.
Stock Options
During the three months ended March 31, 2022, the Company granted approximately 0.9 million stock option awards under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date. The exercise price associated with each of these awards is not less than the fair market value per share of our common stock at the time of grant. The fair value of the options granted during the three months ended March 31, 2022 was calculated using the Black-Scholes option pricing model. Options to purchase approximately 25.5 million shares of our common stock were outstanding as of March 31, 2022, of which approximately 9.4 million were exercisable as of March 31, 2022 and approximately 12.1 million of additional options became exercisable as of April 4, 2022, which is the first date following the expiration of the 180-day lock-up period related to the IPO.
Share-based compensation expense associated with stock options for the three months ended March 31, 2022 was $11.4 million, of which $1.0 million, $10.1 million and $0.3 million is included in Center operations, General, administrative and marketing and Other operating (income) expense, respectively, in our condensed consolidated statements of operations. No share-based compensation expense related to stock options was recognized during the three months ended March 31, 2021. As of March 31, 2022, unrecognized share-based compensation expense related to stock options was approximately $26.1 million, which is expected to be recognized over a weighted average remaining period of 3.3 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Restricted Stock Units
During the three months ended March 31, 2022, the Company granted approximately 0.1 million restricted stock unit awards under the 2021 Equity Plan, of which approximately half vest in four ratable annual installments on each of the first four anniversaries of the grant date and the other awards vest in two ratable annual installments on each of the first two anniversaries of the grant date. The awards that vest in two ratable annual installments were granted to executives as part of their incentive compensation for 2021, which had been recognized as an accrued compensation liability at December 31, 2021. The fair value of these restricted stock unit awards issued to executives was approximately $0.5 million. Accordingly, effective with the grant date associated with these restricted stock units, we recognized a $0.5 million decrease in Accrued expenses and other current liabilities and a $0.5 million increase in Additional paid-in capital on our condensed consolidated balance sheet. At March 31, 2022, approximately 1.9 million restricted stock units were outstanding.
Share-based compensation expense associated with restricted stock units for the three months ended March 31, 2022 was $5.2 million, of which $0.2 million and $5.0 million is included in Center operations and General, administrative and marketing, respectively, in our condensed consolidated statement of operations. No share-based compensation expense related to restricted stock units was recognized during the three months ended March 31, 2021. As of March 31, 2022, unrecognized share-based compensation expense related to restricted stock units was approximately $19.4 million, which is expected to be recognized over a weighted average remaining period of 3.5 years.
Restricted Stock
At March 31, 2022, approximately 0.6 million shares associated with a restricted stock award were outstanding. Share-based compensation expense associated with this restricted stock award for the three months ended March 31, 2022 was $4.8 million, all of which is included in General, administrative and marketing in our condensed consolidated statement of operations. No share-based compensation expense related to restricted stock awards was recognized during the three months ended March 31, 2021. As of March 31, 2022, unrecognized share-based compensation expense related to this restricted stock award was approximately $0.2 million, all of which will be recognized during the second quarter of 2022.
9. Income Taxes
The benefit from income taxes was $2.9 million for the three months ended March 31, 2022 compared to $26.0 million for the three months ended March 31, 2021. The effective tax rate was 7.0% and 14.5% for those same periods, respectively. The effective tax rate applied to our pre-tax loss for the three months ended March 31, 2022 is lower than our federal statutory rate of 21% and reflects an increase in the valuation allowance associated with certain of our deferred tax assets as well as deductibility limitations associated with executive compensation.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies and future expectations of income. Based upon this analysis, an increase to the valuation allowance of $4.6 million was recorded during the three months of March 31, 2022 to reduce our net deferred tax assets to the amount that is more likely than not to be realized.
10. Loss Per Share
For the three months ended March 31, 2022, our potentially dilutive securities include stock options, restricted stock units and restricted stock. For the three months ended March 31, 2021, our potentially dilutive securities include stock options and Series A convertible participating preferred stock (“Series A Preferred Stock”). Due to the net loss that we recognized during each of the three months ended March 31, 2022 and 2021, the potentially dilutive shares of common stock associated with these equity-based securities were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the three months ended March 31, 2022 and 2021.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The following table sets forth the calculation of basic and diluted loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss	$(37,966)	$(152,801)
Dividends accrued on Series A Preferred Stock	—	(4,282)
Loss available to common stockholders	$(37,966)	$(157,083)
Weighted average common shares outstanding—basic and diluted	192,465	145,196
Loss per share—basic and diluted	$(0.20)	$(1.08)
The following is a summary of potential shares of common stock that were excluded from the computation of diluted loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Stock options	25,465	21,049
Restricted stock units	1,925	—
Restricted stock	595	—
Series A Preferred Stock	—	5,430
Potential common shares excluded from diluted loss per share	27,985	26,479
11. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threatened spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The parties are currently in discovery. This Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
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
12. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from March 31, 2022 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no other such events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this discussion and analysis are “forward-looking statements” within the meaning of federal securities regulations. Forward-looking statements in this discussion and analysis include, but are not limited to, our plans, possible or assumed future actions, strategies and prospects, both business and financial, including our financial outlook, events and results of operations. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs and assumptions regarding future events. All forward-looking statements are, by nature, subject to risks, uncertainties and other factors. This discussion and analysis does not purport to identify factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements. You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature. Statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
The forward-looking statements contained in this discussion and analysis are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including risks relating to our business operations and competitive environment, risks relating to our brand, risks relating to the growth of our business, risks relating to our technological operations, risks relating to our capital structure, risks relating to our human capital, risks relating to legal compliance and risk management, risks relating to our financial performance and risks relating to ownership of our common stock and the other important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) and as such risk factors may be updated from time to time in our periodic filings with the SEC that are accessible on the SEC’s website at www.sec.gov. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed, and actual results may vary materially.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Business
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of nearly 1.3 million individual members, who together comprise more than 744,000 memberships, as of March 31, 2022. Since our founding nearly 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 150 centers—distinctive, resort-like athletic country club destinations—across 29 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.

Our luxurious athletic centers, which are located in both affluent suburban and urban locations, total more than 15 million square feet in the aggregate. As of March 31, 2022, we had 14 new centers under construction and we believe we have significant opportunities to continue expanding our portfolio of premium centers with 11 or more planned new centers for 2022 and similar growth annually for the foreseeable future in increasingly affluent markets. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 31,000 Life Time team members, including over 7,700 certified fitness professionals, ranging from personal trainers to studio performers. Our members are highly engaged and draw inspiration from the experiences and community we have created. Our center memberships increased from 649,373 at December 31, 2021 to 673,983 at March 31, 2022, with month over month growth of 3,330, 4,376 and 16,904 for January, February and March 2022, respectively, as the impact from the Omicron variant subsided. As we grow our business with more team members and more centers, we may be impacted by broader market conditions such as inflation and labor.
We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which enabled us to consistently grow our recurring membership dues and in-center revenue for 20 consecutive years, prior to the impact of the COVID-19 pandemic. We are focused on returning to consistent growth in our recurring membership dues and in-center revenue. For the three months ended March 31, 2022 and 2021, our recurring membership dues represented 71.3% and 71.5%, respectively, of our total Center revenue, while our in-center revenue, consisting of Life Time Training, LifeCafe, LifeSpa, Life Time Swim and Life Time Kids, among other services, represented 28.7% and 28.5%, respectively, of our total Center revenue. Our average revenue per center membership increased to $580 for the three months ended March 31, 2022 compared to $459 for the three months ended March 31, 2021 and $532 for the three months ended March 31, 2019 prior to the COVID-19 pandemic, a testament to the significant value that our members place on engaging with Life Time. As we delivered and continued to enhance and broaden the premium experiences for our members, we strategically increased our membership dues across most of our new and existing centers in 2021. We believe we can continually refine our pricing as we deliver exceptional experiences and find the optimal balance among the number of memberships per center, the member experience and maximizing our return for each center. We expect average revenue per center membership to continue to increase compared to the same period in prior year as we acquire new members and open new centers in increasingly affluent markets.
We offer a variety of convenient month-to-month memberships with no long-term contracts. We define memberships for our centers in two ways: Center memberships and Digital On-hold memberships. A Center membership is defined as one or more adults 14 years of age or older, plus any juniors under the age of 14. Our base memberships provide individuals general access (with some amenities excluded) to a selected home center and all centers with the same or a lower base monthly dues rate. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, market presence, demographic nature, population density, initial investment in the center and available services and amenities. Digital On-hold memberships do not provide access to our centers and are for those members who want to maintain certain member benefits including our Life Time Digital membership and the right to convert to a Center membership without paying enrollment fees.
We continue to evolve our premium lifestyle brand in ways that elevate and broaden our member experiences and allow our members to more easily and regularly integrate health, fitness and wellness into their lives. We are now offering new types of Center memberships and communities, including our signature membership that includes unlimited small group training and priority registrations, and our new ARORA community focused on members aged 55 years and older. We are also enhancing our digital platform to deliver a true omni-channel experience for our members. Our Life Time Digital offering delivers live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. Through an agreement with Apple®, we also provide Apple Fitness+ to our members, which gives our members expanded content and wellness data monitoring on the go. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place. Elevating our member experiences and delivering a connected and digital environment requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we see the returns on our investments.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization, excluding the impact of share-based compensation expense, (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19.
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
Adjusted EBITDA and free cash flow before growth capital expenditures should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP. These are not measurements of our financial performance under GAAP and should not be considered as alternatives to net loss or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by (used in) operating activities as a measure of our liquidity and may not be comparable to other similarly titled measures of other businesses. Adjusted EBITDA and free cash flow before growth capital expenditures have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Furthermore, we compensate for the limitations described above by relying primarily on our GAAP results and using Adjusted EBITDA and free cash flow before growth capital expenditures only for supplemental purposes. See our condensed consolidated financial statements included elsewhere in this report for our GAAP results.

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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three months ended March 31, 2022 and 2021. The following information has been presented consistently for all periods presented.

	Three Months Ended
	March 31,
	2022	2021
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	673,983	544,216
Digital On-hold memberships	70,289	196,746
Total memberships	744,272	740,962

Revenue Data
Membership dues and enrollment fees	71.3%	71.5%
In-center revenue	28.7%	28.5%
Total Center revenue	100.0%	100.0%

Membership dues and enrollment fees	$271,915	$175,307
In-center revenue	109,706	69,787
Total Center revenue	$381,621	$245,094

Average Center revenue per center membership (1)	$580	$459
Comparable center sales (2)	50.3%	(39.4)%

Center Data
Net new center openings (3)	2	1
Total centers (end of period) (3)	153	150
Total center square footage (end of period) (4)	15,300,000	14,900,000

GAAP and Non-GAAP Financial Measures
Net loss	$(37,966)	$(152,801)
Net loss margin (5)	(9.7)%	(61.3)%
Adjusted EBITDA (6)	$40,626	$(18,947)
Adjusted EBITDA margin (6)	10.4%	(7.6)%
Center operations expense	$239,573	$174,615
Pre-opening expenses (7)	$1,387	$2,560
Rent	$55,964	$50,517
Non-cash rent expense (open properties) (8)	$1,068	$237
Non-cash rent expense (properties under development) (8)	$4,941	$4,086
Net cash provided by (used in) operating activities	$9,062	$(38,156)
Free cash flow before growth capital expenditures (9)	$(35,256)	$(53,915)
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
(3)    Net new center openings are the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. As of March 31, 2022, all of our 153 centers were open.
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
(6)    We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization, excluding the impact of share-based compensation expense, (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2022	2021
Net loss	$(37,966)	$(152,801)
Interest expense, net of interest income (a)	29,943	96,217
Benefit from income taxes	(2,867)	(25,953)
Depreciation and amortization	58,107	61,206
Share-based compensation expense (b)	21,438	—
COVID-19 related expenses (c)	212	298
(Gain) loss on sale-leaseback transactions (d)	(28,372)	798
Other (e)	131	1,288
Adjusted EBITDA	$40,626	$(18,947)
(a)    For the three months ended March 31, 2021, we incurred a non-cash expense of $41.0 million related to the extinguishment of a related party secured loan and $18.3 million related to the write-off of debt discounts and issuances costs in connection with the extinguishment of senior secured notes and the related party secured loan.
(b)    Share-based compensation expense recognized during the three months ended March 31, 2022 is associated with stock options, restricted stock and restricted stock units. The majority of this expense was associated with awards that were fully vested and became exercisable on April 4, 2022. No share-based compensation expense was recognized during the three months ended March 31, 2021, because the vesting and exercisability of stock options granted by the Company up through March 31, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
(c)    Represents the incremental net expenses we recognized related to the COVID-19 pandemic. We adjust for these costs as they do not represent costs associated with our normal ongoing operations. We believe that adjusting for these costs provides a more accurate and consistent representation of our actual operating performance from period to period. For the three months ended March 31, 2022 and 2021, COVID-19 related expenses primarily consisted of legal related costs.
(d)    We adjust for the impact of gains or losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For detail on the gain on sale-leaseback transactions in the three months ended March 31, 2022, see “Sale-Leaseback Transactions” within Note 7, Leases, to our condensed consolidated financial statements in this report.

(e)    Includes costs associated with incremental expenses related to a winter storm that resulted in historical freezing temperatures affecting our Texas region and other transactions which are unusual and non-recurring in nature.
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
The following table provides a reconciliation from net cash provided by (used in) operating activities to free cash flow before growth capital expenditures:

	Three Months Ended
	March 31,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$9,062	$(38,156)
Center maintenance capital expenditures	(16,396)	(7,692)
Corporate capital expenditures	(27,922)	(8,067)
Free cash flow before growth capital expenditures	$(35,256)	$(53,915)
Factors Affecting the Comparability of our Results of Operations
Impact of COVID-19 on our Business
Overview
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a National Public Health Emergency and we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19. Throughout this report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when we refer to “COVID-19,” such as when we describe the “impact of COVID-19” on our operations, we mean the coronavirus-related orders issued by governmental authorities affecting our operations and/or the presence of coronavirus in our centers, including COVID-19 positive members or team members.
We re-opened our first center on May 8, 2020, and continued to re-open our centers as state and local governmental authorities permitted, subject to operating processes and protocols that we developed in consultation with an epidemiologist (MD/PhD) to provide a healthy and clean environment for our members and team members and to meet various governmental requirements and restrictions. The performance of our centers after we were able to re-open them has varied depending on various factors, including how early we were able to re-open them in 2020, whether we were required to close them again, their geographic location and applicable governmental restrictions. The performance of our centers was also impacted in 2021 as a result of the Delta variant and then again later in 2021 and into 2022 with the Omicron variant.
We have experienced a slightly faster recovery in our membership dues revenue compared to our in-center revenue as our centers have re-opened. We expect membership dues revenue to remain a higher percentage of our total revenue in the near term and return to more historical levels over time. While we are encouraged by the trends of increased vaccination rates, reduced COVID-19 infections and hospitalizations and reduced operating restrictions, the full extent of the impact of COVID-19, including any new variants, remains uncertain and is dependent on future developments that cannot be accurately predicted at this time. There may also be developments outside of our control requiring us to adjust our operating plan, including additional required center closures or operating restrictions. Considering this uncertainty, the extent of the impact of COVID-19 on our financial position, results of operations, liquidity and cash flows is uncertain at this time.

Operations
As of March 31, 2022, all of our 153 centers were open and our total memberships were 744,272, an increase of 0.4% compared to 740,962 at March 31, 2021. Center memberships were 673,983, an increase of 23.8% compared to 544,216 at March 31, 2021. Digital On-hold memberships were 70,289, a decrease of 64.3% compared to 196,746 at March 31, 2021. Prior to the COVID-19 pandemic, Center memberships and Digital On-hold memberships were 853,748 and 90,299, respectively, at December 31, 2019.
As the first three months of 2022 have progressed, we have experienced a significant decrease in the COVID-19 related restrictions on our operations. While we are still utilizing certain of the processes we implemented to provide a healthy and clean environment for our members and team members, we are no longer subject to the stricter requirements such as face coverings, vaccine mandates or negative test results. We will continue to monitor governmental orders regarding the operations of our centers, as well as our center operating processes and protocols.
Our centers and in-center businesses have been impacted differently based upon considerations such as their geographic location, vaccination rates, impacts of variants, applicable government restrictions and guidance, and team member and member sentiment with respect to our center operating processes and protocols and working in and/or using our centers. While this uneven performance may continue, we are hopeful that as we continue to emerge from the COVID-19 pandemic and more time passes since the restrictive operating requirements have been lifted, our performance will begin to improve across the country and we will continue to see an increase in Center memberships and center utilization.
Given the increased demand for online engagement with consumers, we have increased our focus on delivering a digitized in-center experience through our omni-channel ecosystem. We continue to expand our Digital membership offering, bringing our “Healthy Way of Life” programs, services and content to consumers virtually. This omni-channel experience is designed to deliver health, fitness and wellness where, when and how members want it by offering online reservations registrations, virtual training, live streaming and on-demand classes, virtual events and more.
Cash Flows and Liquidity
In response to the impact of COVID-19 on our business, we took swift cash management actions to reduce our operating costs and preserve liquidity, including with respect to our employees, corporate and capital structures, capital expenditures, rent obligations, tax benefits and sale-leaseback transactions.
Although there is uncertainty related to the full impact of COVID-19 on our financial position, results of operations, liquidity and cash flows, we believe that the combination of our current cash position, our availability under the Revolving Credit Facility, the recent actions we have taken with respect to our debt and equity and strengthening our balance sheet, as well as the actions we have taken to reduce our cash outflows, leave us well-positioned to manage our business. If our available liquidity were not sufficient to meet our operating and debt service obligations as they come due, we would need to pursue alternative arrangements through additional debt or equity financing to meet our cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all.
We also intend to continue to explore sale-leaseback transactions. During the three months ended March 31, 2022, we completed sale-leaseback transactions associated with two properties and we have an agreement for the sale-leaseback of two additional properties that is expected to close on or about May 13, 2022. In addition, we are exploring the potential sale-leaseback of a number of our properties with targeted gross proceeds of approximately $500 million by the end of the third quarter of 2022. For more information regarding the sale-leaseback transactions that were consummated during the three months ended March 31, 2022, see Note 7, Leases, to our condensed consolidated financial statements included elsewhere in this report.
Investment in Business
As we recover from the impacts of the COVID-19 pandemic, we are investing in our business to elevate and broaden our member experiences and drive additional revenue per center membership, including introducing new types of memberships, providing concierge-type member services, expanding our omni-channel offerings and improving our in-center services and products. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we achieve additional revenue per center membership.

Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions. Approximately 59% of our centers are now leased, including approximately 92% of our new centers opened within the last five years, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings and terms of the leases for the new centers or sale-leaseback transactions.
Share-Based Compensation
During the three months ended March 31, 2022, we recognized share-based compensation expense associated with stock options, restricted stock and restricted stock units totaling approximately $21.4 million. The majority of this expense was associated with awards that were fully vested and became exercisable on April 4, 2022. No share-based compensation expense was recognized during the three months ended March 31, 2021, because the vesting and exercisability of stock options granted by the Company up through March 31, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
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
Management has evaluated the development and selection of our critical accounting policies and estimates used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the Company’s unaudited condensed consolidated financial statements involve difficult, subjective or complex judgments which management used while performing goodwill, indefinite-lived intangible and long-lived asset impairment analyses. Given the additional effects from the COVID-19 pandemic, these estimates can be more challenging, and actual results could differ materially from our estimates.
More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in such Annual Report on Form 10-K.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
			As a Percentage of Total Revenue
	2022	2021	2022	2021
Revenue:
Center revenue	$381,621	$245,094	97.3%	98.3%
Other revenue	10,633	4,204	2.7%	1.7%
Total revenue	392,254	249,298	100.0%	100.0%
Operating expenses:
Center operations	239,573	174,615	61.1%	70.0%
Rent	55,964	50,517	14.2%	20.3%
General, administrative and marketing	66,561	38,270	17.0%	15.4%
Depreciation and amortization	58,107	61,206	14.8%	24.6%
Other operating (income) expense	(17,035)	6,934	(4.3)%	2.8%
Total operating expenses	403,170	331,542	102.8%	133.1%
Loss from operations	(10,916)	(82,244)	(2.8)%	(33.1)%
Other (expense) income:
Interest expense, net of interest income	(29,943)	(96,217)	(7.6)%	(38.6)%
Equity in earnings (loss) of affiliate	26	(293)	—%	(0.1)%
Total other expense	(29,917)	(96,510)	(7.6)%	(38.7)%
Loss before income taxes	(40,833)	(178,754)	(10.4)%	(71.8)%
Benefit from income taxes	(2,867)	(25,953)	(0.7)%	(10.4)%
Net loss	$(37,966)	$(152,801)	(9.7)%	(61.4)%
Total revenue. The $142.9 million increase in Total revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflects the continued improvement of our operations as we emerge from the adverse impacts of COVID-19, as well as pricing initiatives we implemented at the majority of our centers during the second half of 2021, which have resulted in higher average Center membership dues being charged during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
With respect to the $136.5 million increase in Center revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:
•70.8% was from membership dues and enrollment fees, which increased $96.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase reflects the improvement in our Center memberships, which increased from 544,216 as of March 31, 2021 to 673,983 as of March 31, 2022, as we emerge from the adverse impacts of COVID-19, as well as pricing initiatives we implemented at the majority of our centers during the second half of 2021, which have resulted in higher average Center membership dues being charged during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021; and
•29.2% was from in-center revenue, which increased $39.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our services by our members as we emerge from the adverse impacts of COVID-19.
The $6.4 million increase in Other revenue for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by our athletic events business, as we were able to produce more of our iconic events during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 when COVID-19 restrictions forced the cancellation of some of our events.

Center operations expenses. The $65.0 million increase in Center operations expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was driven by increased staffing requirements resulting from our investment in our programs, services and centers and from the increased usage of our centers and services by our members during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, as well as the addition of two new centers during the three months ended March 31, 2022.
Rent expense. The $5.4 million increase in Rent expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by our taking possession of seven properties since March 31, 2021 for future centers where we started incurring GAAP rent expense, most of which is non-cash, the timing of the sale-leaseback of two centers that occurred during 2021 and the sale-leaseback of two centers occurring during the three months ended March 31, 2022.
General, administrative and marketing expenses. The $28.3 million increase in General, administrative and marketing expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by a $19.9 million increase in share-based compensation expense, a $4.6 million increase in overhead costs that were primarily labor-related to enhance and broaden our member services in support of the recovery of our business, a $1.8 million increase in public company-related expenses, a $1.1 million increase in information technology costs and a $0.9 million increase in marketing expenses. No share-based compensation expense was recognized during the three months ended March 31, 2021, because the vesting and exercisability of stock options granted by the Company up through March 31, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
Depreciation and amortization. The $3.1 million decrease in Depreciation and amortization for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 consists of $3.4 million lower depreciation, driven by the timing of sale-leaseback transactions, partially offset by $0.3 million higher amortization, driven by a facility license associated with an outdoor enthusiast and bicycling event that we acquired during the third quarter of 2021.
Other operating (income) expenses. Other operating income for the three months ended March 31, 2022 was $17.0 million, compared to Other operating expenses of $6.9 million for the three months ended March 31, 2021. The $24.0 million change was primarily attributable to the recognition of a gain of $28.4 million on a sale-leaseback transaction associated with two properties that was completed during the three months ended March 31, 2022, partially offset by higher costs associated with our athletic events business as we were able to produce more of our iconic events during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Interest expense, net of interest income. The $66.3 million decrease in Interest expense, net of interest income for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was driven by $41.0 million of non-cash expense that was recognized during the three months ended March 31, 2021 in connection with the conversion of a related party secured loan into Series A Preferred Stock, write-offs of debt issuance costs and original issuance discount costs totaling $18.3 million that were recognized during the three months ended March 31, 2021 in connection with extinguished debt instruments, as well as a lower average level of outstanding borrowings during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Benefit from income taxes. The benefit from income taxes was $2.9 million for the three months ended March 31, 2022 compared to $26.0 million for the three months ended March 31, 2021. The effective tax rate was 7.0% and 14.5% for those same periods, respectively. The change in benefit from income taxes was primarily attributable to the decrease in our loss before income taxes and the decrease in the effective tax rate for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The effective tax rate applied to our pre-tax loss for the three months ended March 31, 2022 is lower than our statutory rate of 21% and reflects a $4.6 million increase in the valuation allowance associated with certain of our deferred tax assets as well as deductibility limitations associated with executive compensation.
Net loss. As a result of the factors described above, net loss decreased by $114.8 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the development of new centers, debt service and lease requirements, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated fitness equipment and member experiences. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility and through sale-leaseback transactions.

We have taken significant actions to improve our liquidity. During 2021, we refinanced a significant portion of our outstanding debt and completed the IPO. Additionally, we completed the sale-leaseback of two properties. For information regarding the refinancing actions we took during 2021, see Note 6, Debt, to our condensed consolidated financial statements in this report. During the three months ended March 31, 2022, we completed a sale-leaseback transaction associated with two properties and we have an agreement for the sale-leaseback of two additional properties that is expected to close on or about May 13, 2022. In addition, we are exploring the potential sale-leaseback of a number of our properties with targeted gross proceeds of approximately $500 million by the end of the third quarter of 2022. For more information regarding the sale-leaseback transactions that were consummated during the three months ended March 31, 2022, see Note 7, Leases, to our condensed consolidated financial statements included in this report. We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business including as we emerge from the pandemic.
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
As of March 31, 2022, there were $30.0 million of outstanding borrowings under our Revolving Credit Facility and there were $33.5 million of outstanding letters of credit. As of March 31, 2022, total cash and revolver availability was $452.6 million, consisting of total cash and cash equivalents of $41.1 million and total revolver availability of $411.5 million.
The following table sets forth our condensed consolidated statements of cash flows data (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in) operating activities	$9,062	$(38,156)
Net cash used in investing activities	(26,283)	(11,073)
Net cash provided by financing activities	26,619	184,182
Effect of exchange rates on cash and cash equivalents	61	18
Increase in cash and cash equivalents	$9,459	$134,971
Operating Activities
The $47.2 million increase in cash provided by operating activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily the result of higher profitability due to the recovery from the impact of COVID-19 on our business.
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
The $15.2 million increase in cash used in investing activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by a relatively higher level of new center construction activity during the three months ended March 31, 2022, partially offset by a higher amount of proceeds that we received from a sale-leaseback transaction during the three months ended March 31, 2022.

The following schedule reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Growth capital expenditures (new center land and construction, growth initiatives, major remodels of acquired centers and the purchase of previously leased centers), net of construction reimbursements	$66,436	$27,570
Center maintenance capital expenditures	16,396	7,692
Corporate capital expenditures	27,922	8,067
Total capital expenditures	$110,754	$43,329
The $67.4 million increase in total capital expenditures for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by higher growth capital expenditures for new centers and corporate capital expenditures related to Life Time Work and continued investments in technology.
Financing Activities
The $157.6 million decrease in cash provided by financing activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily driven by net proceeds we received from borrowings under our Term Loan Facility, Secured Notes and Unsecured Notes during the three months ended March 31, 2021.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At March 31, 2022, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At March 31, 2022, there were $30.0 million of outstanding borrowings on the Revolving Credit Facility and there were $33.5 million of outstanding letters of credit, resulting in total revolver availability of $411.5 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.25% or base rate plus 3.25%. Our Term Loan Facility is also subject to variable rates of LIBOR plus 4.75% or base rate plus 3.75% and had an outstanding balance of $273.6 million at March 31, 2022.
Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn (and that LIBOR is in excess of the floor rate applicable to the Term Loan Facility), each one percentage point change in interest rates would result in an approximately $7.5 million change in annual interest expense on the indebtedness under our senior secured credit facility.
Foreign currency exchange risk
We operate primarily in the United States with three centers operating in Canada. Given our limited amount of operations outside of the United States, fluctuations due to changes in foreign currency exchange rates would not have a material impact on our business.
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
Part II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are engaged in litigation or other proceedings incidental to the normal course of business, including investigations and claims regarding employment law including wage and hour and unfair labor practices; supplier, customer and service provider contract terms; products liability; and real estate. Other than as set forth in Note 11, Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On May 10, 2022, the Company appointed Erik Weaver as its principal accounting officer. Mr. Weaver replaces Mr. Thomas Bergmann, the Company’s President and Chief Financial Officer, in that role. Mr. Bergmann continues to serve as the Company’s principal financial officer. Mr. Weaver, age 44, joined the Company in 2004 and serves as the Company’s Senior Vice President and Controller. Mr. Weaver served as the Company’s Vice President and Controller from 2018 until April 2022 and as the Company’s Assistant Controller from 2016 to 2018. As Senior Vice President and Controller, he is responsible for the Company’s accounting, financial reporting and tax functions. Mr. Weaver holds a Master of Business Administration from Hamline University and is a Certified Public Accountant.
Mr. Weaver has no family relationships with any member of the Company’s Board of Directors or any other executive officer of the Company, and is not a party to any transaction with the Company or any subsidiary of the Company. Mr. Weaver and the Company have not entered into any employment agreement in connection with his appointment as the Company’s principal accounting officer.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1 #	Employment Agreement by and between Parham Javaheri and Life Time Group Holdings, Inc., effective as of October 12, 2021.				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
# Management contract, plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: May 11, 2022	By:	/s/ Thomas E. Bergmann
Thomas E. Bergmann
President & Chief Financial Officer