Form 10-Q
period 2022-06-30
Life Time Group Holdings, Inc.
filed 2022-08-10
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 8, 2022, the registrant had 193,874,108 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$61,289	$31,637
Accounts receivable, net	10,530	6,464
Center operating supplies and inventories	43,734	41,007
Prepaid expenses and other current assets	56,282	48,883
Income tax receivable	2,572	3,533
Total current assets	174,407	131,524
Property and equipment, net	2,794,332	2,791,464
Goodwill	1,233,176	1,233,176
Operating lease right-of-use assets	2,060,368	1,864,528
Intangible assets, net	173,425	174,241
Other assets	63,536	61,742
Total assets	$6,499,244	$6,256,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,286	$71,308
Construction accounts payable	108,578	83,311
Deferred revenue	41,190	33,871
Accrued expenses and other current liabilities	164,253	147,920
Current maturities of debt	21,727	23,527
Current maturities of operating lease liabilities	48,249	46,315
Total current liabilities	459,283	406,252
Long-term debt, net of current portion	1,807,418	1,775,719
Operating lease liabilities, net of current portion	2,094,104	1,909,883
Deferred income taxes	46,143	55,213
Other liabilities	13,639	18,216
Total liabilities	4,420,587	4,165,283
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 193,796 and 193,060 shares issued and outstanding, respectively.	1,938	1,931
Additional paid-in capital	2,772,393	2,743,560
Accumulated deficit	(691,334)	(651,083)
Accumulated other comprehensive loss	(4,340)	(3,016)
Total stockholders’ equity	2,078,657	2,091,392
Total liabilities and stockholders’ equity	$6,499,244	$6,256,675

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Center revenue	$445,882	$316,596	$827,503	$561,690
Other revenue	15,385	6,591	26,018	10,795
Total revenue	461,267	323,187	853,521	572,485
Operating expenses:
Center operations	279,557	218,711	519,130	393,326
Rent	59,989	51,522	115,953	102,039
General, administrative and marketing	51,950	43,322	118,511	81,592
Depreciation and amortization	57,173	57,822	115,280	119,028
Other operating (income) expense	(8,212)	8,930	(25,247)	15,864
Total operating expenses	440,457	380,307	843,627	711,849
Income (loss) from operations	20,810	(57,120)	9,894	(139,364)
Other (expense) income:
Interest expense, net of interest income	(27,093)	(40,078)	(57,036)	(136,295)
Equity in earnings (loss) of affiliate	8	(91)	34	(384)
Total other expense	(27,085)	(40,169)	(57,002)	(136,679)
Loss before income taxes	(6,275)	(97,289)	(47,108)	(276,043)
Benefit from income taxes	(3,990)	(20,933)	(6,857)	(46,886)
Net loss	$(2,285)	$(76,356)	$(40,251)	$(229,157)
Loss per common share – basic and diluted	$(0.01)	$(0.57)	$(0.21)	$(1.65)
Weighted-average common shares outstanding – basic and diluted	193,692	145,196	193,082	145,196

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,285)	$(76,356)	$(40,251)	$(229,157)
Foreign currency translation adjustments, net of tax of $0	(2,955)	1,565	(1,324)	2,727
Comprehensive loss	$(5,240)	$(74,791)	$(41,575)	$(226,430)

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2022	193,060	$1,931	$2,765,503	$(689,049)	$(1,385)	$2,077,000
Net loss	—	—	—	(2,285)	—	(2,285)
Other comprehensive loss	—	—	—	—	(2,955)	(2,955)
Share-based compensation	—	—	5,973	—	—	5,973
Stock option exercises	114	1	1,193	—	—	1,194
Equity issuance costs	—	—	(270)	—	—	(270)
Issuance of common shares in connection with the vesting of restricted stock units	622	6	(6)	—	—	—
Balance at June 30, 2022	193,796	$1,938	$2,772,393	$(691,334)	$(4,340)	$2,078,657

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2021	193,060	$1,931	$2,743,560	$(651,083)	$(3,016)	$2,091,392
Net loss	—	—	—	(40,251)	—	(40,251)
Other comprehensive loss	—	—	—	—	(1,324)	(1,324)
Share-based compensation	—	—	27,411	—	—	27,411
Stock option exercises	114	1	1,193	—	—	1,194
Equity issuance costs	—	—	(270)	—	—	(270)
Issuance of common shares in connection with the vesting of restricted stock units	622	6	(6)	—	—	—
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	505	—	—	505
Balance at June 30, 2022	193,796	$1,938	$2,772,393	$(691,334)	$(4,340)	$2,078,657

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2021	145,196	$1,452	$1,565,623	$(15,000)	$(224,515)	$(2,068)	$1,325,492
Net loss	—	—	—	—	(76,356)	—	(76,356)
Other comprehensive income	—	—	—	—	—	1,565	1,565
Share-based compensation	—	—	1,130	—	—	—	1,130
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	3,844	—	—	—	3,844
Dividends on preferred stock	—	—	(6,006)	—	—	—	(6,006)
Balance at June 30, 2021	145,196	$1,452	$1,564,591	$(15,000)	$(300,871)	$(503)	$1,249,669

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2020	145,196	$1,452	$1,569,905	$(15,000)	$(71,714)	$(3,230)	$1,481,413
Net loss	—	—	—	—	(229,157)	—	(229,157)
Other comprehensive income	—	—	—	—	—	2,727	2,727
Share-based compensation	—	—	1,130	—	—	—	1,130
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	3,844	—	—	—	3,844
Dividends on preferred stock	—	—	(10,288)	—	—	—	(10,288)
Balance at June 30, 2021	145,196	$1,452	$1,564,591	$(15,000)	$(300,871)	$(503)	$1,249,669

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(40,251)	$(229,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115,280	119,028
Deferred income taxes	(9,009)	(47,132)
Share-based compensation	27,411	2,881
Non-cash rent expense	15,635	6,219
(Gain) loss on disposal of property and equipment, net	(49,743)	1,110
Loss on debt extinguishment	—	40,993
Write-off of discounts and debt issuance costs	—	18,325
Amortization of debt discounts and issuance costs	3,918	5,127
Changes in operating assets and liabilities	17,909	71,259
Other	(825)	(1,692)
Net cash provided by (used in) operating activities	80,325	(13,039)
Cash flows from investing activities:
Capital expenditures	(252,640)	(121,973)
Proceeds from sale-leaseback transactions	174,246	33,933
Other	692	(1,678)
Net cash used in investing activities	(77,702)	(89,718)
Cash flows from financing activities:
Proceeds from borrowings	8,657	1,907,577
Repayments of debt	(11,539)	(1,594,439)
Proceeds from revolving credit facility	420,000	15,000
Repayments of revolving credit facility	(390,000)	(109,000)
Repayments of finance lease liabilities	(697)	(750)
Increase in debt discounts and issuance costs	—	(44,676)
Proceeds from stock option exercises	1,194	—
Other	(476)	—
Net cash provided by financing activities	27,139	173,712
Effect of exchange rates on cash and cash equivalents	(110)	50
Increase in cash and cash equivalents	29,652	71,005
Cash and cash equivalents – beginning of period	31,637	33,195
Cash and cash equivalents – end of period	$61,289	$104,200

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. Life Time Group Holdings, Inc. changed its name from LTF Holdings, Inc. effective on June 21, 2021. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of June 30, 2022, we operated 153 centers in 29 states and one Canadian province.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, the United States declared a National Public Health Emergency and we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19. We re-opened our first center on May 8, 2020 and continued to re-open our centers as state and local governmental authorities permitted. With the exception of our three Canadian centers, which were temporarily closed during a portion of January 2022, all of our centers were open during the three and six months ended June 30, 2022.
Initial Public Offering
On October 12, 2021, Life Time Group Holdings, Inc. consummated its initial public offering (“IPO”) of 39.0 million shares of its common stock at a public offering price of $18.00 per share, resulting in total gross proceeds of $702.0 million, which was reduced by underwriting discounts and other offering and issuance expenses of $28.0 million, of which approximately $0.3 million was recognized during 2022, for net proceeds of $674.0 million. The shares of the Company’s common stock began trading on The New York Stock Exchange (the “NYSE”) under the symbol “LTH” on October 7, 2021. A registration statement on Form S-1 relating to the offering of these securities was declared effective by the Securities and Exchange Commission (the “SEC”) on October 6, 2021.
On November 1, 2021, Life Time Group Holdings, Inc. consummated the sale of nearly 1.6 million additional shares of its common stock at the IPO price of $18.00 per share pursuant to the partial exercise by the underwriters of their over-allotment option, resulting in total gross proceeds of approximately $28.4 million, which was reduced by underwriting discounts and other offering expenses of $1.3 million, for net proceeds of $27.1 million. We used these net proceeds, as well as the remaining portion of the net proceeds we received in connection with the IPO after the $575.7 million (including a $5.7 million prepayment penalty) partial pay down of our Term Loan Facility (as defined in Note 6, Debt), for general corporate purposes.
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
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provides implementation guidance associated with ASU 2020-04 and clarifies certain optional expedients in Topic 848. The guidance in ASU 2020-04 is effective for all entities as of March 12, 2020 and may be applied through December 31, 2022. We are still evaluating the impact of ASU 2020-04, but we do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three and six months ended June 30, 2022 and 2021.
Financial Assets and Liabilities. At June 30, 2022, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes (each of which is defined in Note 6, Debt) was approximately $268.2 million, $846.4 million and $429.9 million, respectively. At December 31, 2021, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes was approximately $277.0 million, $957.4 million and $494.0 million, respectively. The carrying amount of our outstanding Mortgage Notes and Construction Loan (each of which is defined in Note 6, Debt) at June 30, 2022 and December 31, 2021 approximates fair value. The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 6, Debt.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our long-lived assets, goodwill and intangible assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the periods presented.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Property held for sale	$4,988	$—
Construction contract receivables	15,157	14,949
Deferred membership origination costs	1,398	3,150
Prepaid expenses	34,739	30,784
Prepaid expenses and other current assets	$56,282	$48,883
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Real estate taxes	$31,851	$32,955
Accrued interest	34,988	35,006
Payroll liabilities	34,701	23,243
Utilities	7,891	7,022
Self-insurance accruals	18,663	18,921
Corporate accruals	31,074	24,741
Current maturities of finance lease liabilities	1,051	1,374
Other	4,034	4,658
Accrued expenses and other current liabilities	$164,253	$147,920
Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	Six Months Ended June 30,
	2022	2021
Accounts receivable	$(4,215)	$(2,119)
Center operating supplies and inventories	(2,739)	(1,780)
Prepaid expenses and other current assets	(2,199)	(3,763)
Income tax receivable	961	(876)
Other assets	453	1,434
Accounts payable	4,064	27,389
Accrued expenses and other current liabilities	17,503	52,936
Deferred revenue	7,368	(2,087)
Other liabilities	(3,287)	125
Changes in operating assets and liabilities	$17,909	$71,259

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Additional supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2022	2021
Net cash paid for income taxes, net of refunds received	$1,158	$1,112
Cash payments for interest, net of capitalized interest	53,514	42,302
Capitalized interest	6,497	1,726
Non-cash activity:
Issuance of Series A Preferred Stock (as defined in Note 10, Loss Per Share) in connection with the extinguishment of a related party secured loan	—	108,591
See Note 7, Leases, for supplemental cash flow information associated with our lease arrangements for the three and six months ended June 30, 2022 and 2021.
4. Goodwill and Intangibles
The goodwill balance was $1,233.2 million at both June 30, 2022 and December 31, 2021.
Intangible assets consisted of the following:

	June 30, 2022
	Gross	Accumulated Amortization	Net
Trade name	$163,000	$—	$163,000
Other	16,327	(5,902)	10,425
Total intangible assets	$179,327	$(5,902)	$173,425

	December 31, 2021
	Gross	Accumulated Amortization	Net
Trade name	$163,000	$—	$163,000
Other	16,327	(5,086)	11,241
Total intangible assets	$179,327	$(5,086)	$174,241
Other intangible assets at June 30, 2022 and December 31, 2021 include a facility license as well as trade names and customer relationships associated with our race registration and timing businesses.
Amortization expense associated with intangible assets for the three months ended June 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively, and was $0.8 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense associated with intangible assets is included in Depreciation and amortization in our condensed consolidated statements of operations.
There were no goodwill or intangible asset impairment charges recorded during the three and six months ended June 30, 2022 and 2021.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Membership dues and enrollment fees	$309,262	$217,244	$581,178	$392,551
In-center revenue	136,620	99,352	246,325	169,139
Total center revenue	445,882	316,596	827,503	561,690
Other revenue	15,385	6,591	26,018	10,795
Total revenue	$461,267	$323,187	$853,521	$572,485
The timing associated with the revenue we recognized during the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$384,898	$15,385	$400,283	$272,971	$6,591	$279,562
Goods and services transferred at a point in time	60,984	—	60,984	43,625	—	43,625
Total revenue	$445,882	$15,385	$461,267	$316,596	$6,591	$323,187
The timing associated with the revenue we recognized during the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$717,885	$26,018	$743,903	$489,074	$10,795	$499,869
Goods and services transferred at a point in time	109,618	—	109,618	72,616	—	72,616
Total revenue	$827,503	$26,018	$853,521	$561,690	$10,795	$572,485
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, personal training and other center services offerings, as well as our media and athletic events. Contract liabilities at June 30, 2022 and December 31, 2021 were $43.2 million and $35.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at June 30, 2022 and December 31, 2021 was $41.2 million and $33.9 million, respectively, and consists primarily of prepaid membership dues, personal training and other in-center services, and enrollment fees. The $7.3 million increase was primarily driven by registrations received for future personal training sessions, kids summer camps and beach club access.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at both June 30, 2022 and December 31, 2021 were $2.0 million and consist primarily of deferred enrollment fees.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
6. Debt
Debt consisted of the following:

	June 30, 2022	December 31, 2021
Term Loan Facility, maturing December 2024	$273,625	$273,625
Revolving Credit Facility, maturing December 2026	30,000	—
Secured Notes, maturing January 2026	925,000	925,000
Unsecured Notes, maturing April 2026	475,000	475,000
Mortgage Notes, various maturities	134,033	145,572
Construction Loan, maturing February 2026	8,657	—
Other debt	4,122	4,122
Fair value adjustment	1,493	1,818
Total debt	1,851,930	1,825,137
Less unamortized debt discounts and issuance costs	(22,785)	(25,891)
Total debt less unamortized debt discount and issuance costs	1,829,145	1,799,246
Less current maturities	(21,727)	(23,527)
Long-term debt, less current maturities	$1,807,418	$1,775,719
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
Term Loan Facility
The $850.0 million Term Loan Facility, which matures in December 2024, initially amortized at 0.25% quarterly, which required us to make three mandatory quarterly principal repayments of approximately $2.1 million during the year ended December 31, 2021. On October 13, 2021, we used a portion of net proceeds we received in connection with the IPO to pay down $575.7 million (including a $5.7 million prepayment penalty) of our Term Loan Facility. As a result of the pay down, we are no longer required to make quarterly principal payments on the Term Loan Facility prior to its maturity. At June 30, 2022, the Term Loan Facility loan balance was $273.6 million, with interest due at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.75% or base rate plus 3.75%, in either case subject to a 1.00% rate floor.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Revolving Credit Facility
Our Revolving Credit Facility provides for a $475.0 million revolver and matures in December 2026, or earlier as detailed above under “—Senior Secured Credit Facility.” At June 30, 2022, there were $30.0 million of outstanding borrowings on the Revolving Credit Facility and there were $31.5 million of outstanding letters of credit, resulting in total revolver availability of $413.5 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.25% or base rate plus 3.25%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the six months ended June 30, 2022 was 4.26% and $41.0 million, respectively. The highest month-end balance during that same period was $90.0 million.
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
Mortgage Notes
Certain of our subsidiaries have entered into mortgage facilities with various financial institutions (collectively, the “Mortgage Notes”), which are collateralized by certain of our related real estate and buildings, including one of our corporate headquarters properties. The Mortgage Notes have varying maturity dates from March 2023 through August 2027 and carried a weighted average interest rate of 4.71% and 4.70% at June 30, 2022 and December 31, 2021, respectively. Payments of principal and interest on each of the Mortgage Notes are payable monthly on the first business day of each month. The Mortgage Notes contain customary affirmative covenants, including but not limited to, payment of property taxes, granting of lender access to inspect the properties, maintenance of the properties, providing financial statements, providing estoppel certificates and lender consent to leases. The Mortgage Notes also contain various customary negative covenants, including, but not limited to, restrictions on transferring the property, change in control of the borrower and changing the borrower’s business or principal place of business. As of June 30, 2022, we were either in compliance in all material respects with the covenants associated with the Mortgage Notes or the covenants were not applicable.
Construction Loan
On January 22, 2021, we closed on a construction loan (the “Construction Loan”) providing up to $28.0 million to partially finance the construction of a Life Time Living location that remains under construction as of June 30, 2022. The Construction Loan has a maturity date of February 15, 2026 and is collateralized by the property. Borrowings under the Construction Loan bear interest at a variable annual rate of no less than 4.80%. Interest only payments are due monthly beginning April 15, 2022 and continuing through February 15, 2024. Beginning March 15, 2024, based on the principal balance due as of February 15, 2024, monthly principal and interest installment payments will be due in an amount sufficient to fully amortize the principal balance at maturity. At June 30, 2022, there were $8.7 million of outstanding borrowings on the Construction Loan. There were no outstanding borrowings as of December 31, 2021.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Debt Discounts and Issuance Costs
Unamortized debt discounts and issuance costs associated with the Term Loan Facility, Secured Notes, Unsecured Notes and Construction Loan of $22.8 million and $25.9 million are included in Long-term debt, net of current portion on our condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.
Unamortized revolver-related debt issuance costs of $3.5 million and $4.0 million are included in Other assets on our condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022, we were either in compliance in all material respects with the covenants under the Credit Facilities, or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at June 30, 2022 were as follows:

July 2022 through June 2023	$21,727
July 2023 through June 2024	64,814
July 2024 through June 2025	286,004
July 2025 through June 2026	1,421,571
July 2026 through June 2027	51,893
Thereafter	4,428
Total future maturities of long-term debt	$1,850,437
7. Leases
Lease Cost
Lease cost included in our condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Classification in Condensed Consolidated Statements of Operations
	2022	2021
Lease cost:
Operating lease cost	$58,156	$50,185	Rent
Short-term lease cost	519	239	Rent
Variable lease cost	1,314	1,098	Rent
Finance lease cost:
Amortization of right-of-use assets	335	375	Depreciation and amortization
Interest on lease liabilities	26	47	Interest expense, net of interest income
Total lease cost	$60,350	$51,944

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Lease cost included in our condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 consisted of the following:

	Six Months Ended June 30,		Classification in Condensed Consolidated Statements of Operations
	2022	2021
Lease cost:
Operating lease cost	$112,909	$99,488	Rent
Short-term lease cost	875	466	Rent
Variable lease cost	2,169	2,085	Rent
Finance lease cost:
Amortization of right-of-use assets	690	739	Depreciation and amortization
Interest on lease liabilities	57	98	Interest expense, net of interest income
Total lease cost	$116,700	$102,876
Operating and Finance Lease Right-of-Use Assets and Lease Liabilities
Operating and finance lease right-of-use assets and lease liabilities were as follows:

	June 30, 2022	December 31, 2021	Classification on Condensed Consolidated Balance Sheets
Lease right-of-use assets:
Operating leases	$2,060,368	$1,864,528	Operating lease right-of-use assets
Finance leases (1)	1,374	2,073	Other assets
Total lease right-of-use assets	$2,061,742	$1,866,601
Lease liabilities:
Current
Operating leases	$48,249	$46,315	Current maturities of operating lease liabilities
Finance leases	1,051	1,374	Accrued expenses and other current liabilities
Non-Current
Operating leases	2,094,104	1,909,883	Operating lease liabilities, net of current portion
Finance leases	372	757	Other liabilities
Total lease liabilities	$2,143,776	$1,958,329
(1)         Finance lease right-of-use assets were reported net of accumulated amortization of $2.6 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively.
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our operating and finance lease liabilities at June 30, 2022 were as follows:

June 30, 2022
Weighted-average remaining lease term (1)
Operating leases	17.8 years
Finance leases	1.7 years
Weighted-average discount rate
Operating leases	7.99%
Finance leases	6.13%
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Sale-Leaseback Transactions
During the six months ended June 30, 2022, we entered into and consummated sale-leaseback transactions involving four properties with an unrelated third party. Under these transactions, we sold four properties with a combined net book value of $150.8 million for $175.0 million, which was reduced by transaction costs of $0.8 million, for net cash proceeds of $174.2 million. The estimated fair value of the properties sold was $201.2 million. Accordingly, the aggregate sales price associated with this arrangement was increased by $26.2 million, which resulted in the recognition of a gain of $49.6 million on this transaction. This gain is included in Other operating (income) expense in our condensed consolidated statements of operations.
Supplemental Cash Flow Information
Supplemental cash flow information associated with our operating and finance leases is as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96,174	$93,123
Operating cash flows from finance leases	57	98
Financing cash flows from finance leases	697	750
Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	196,256	66,426
Finance leases	—	1,111
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	5,626	(5,605)
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	26,240	9,500
Maturities of Operating and Finance Lease Liabilities
The maturities associated with our operating and finance lease liabilities at June 30, 2022 are as follows:

	Operating Leases	Finance Leases	Total
July 2022 through June 2023	$202,982	$1,102	$204,084
July 2023 through June 2024	221,616	364	221,980
July 2024 through June 2025	223,849	16	223,865
July 2025 through June 2026	228,381	—	228,381
July 2026 through June 2027	228,182	—	228,182
Thereafter	3,062,007	—	3,062,007
Total lease payments	4,167,017	1,482	4,168,499
Less: Imputed interest	2,024,664	59	2,024,723
Present value of lease liabilities	$2,142,353	$1,423	$2,143,776

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
As of June 30, 2022, approximately 19.1 million shares were available for future awards to employees and other eligible participants under the 2021 Equity Plan.
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
The ESPP will permit participants to purchase common stock through payroll deductions of up to a percentage of their eligible compensation, which includes a participant’s gross base compensation for services to us. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of our common stock. The option will expire at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. The purchase price will be at such discount as determined by our board of directors or compensation committee, but no greater than 85% of the fair market value of a share of our common stock on the date determined by our board of directors or compensation committee. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Upon exercise, the participant will purchase the number of whole shares that his or her accumulated payroll deductions will buy at the option purchase price, subject to the certain participation limitations. Participation will end automatically upon a participant’s termination of employment. No offering periods commenced under the ESPP during the three and six months ended June 30, 2022.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Stock Options
During the six months ended June 30, 2022, the Company granted approximately 0.9 million stock option awards under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date. The exercise price associated with each of these awards is not less than the fair market value per share of our common stock at the time of grant. The fair value of the options granted during the six months ended June 30, 2022 was calculated using the Black-Scholes option pricing model. During each of the three and six months ended June 30, 2022, approximately 0.1 million stock options were exercised. As of June 30, 2022, options to purchase approximately 25.3 million shares of our common stock were outstanding, of which approximately 22.0 million were exercisable.
Share-based compensation expense associated with stock options for the three months ended June 30, 2022 was $3.3 million, of which $0.3 million, $2.9 million and $0.1 million is included in Center operations, General, administrative and marketing and Other operating (income) expense, respectively, in our condensed consolidated statements of operations. Share-based compensation expense associated with stock options for the six months ended June 30, 2022 was $14.7 million, of which $1.3 million, $13.0 million and $0.4 million is included in Center operations, General, administrative and marketing and Other operating (income) expense, respectively, in our condensed consolidated statements of operations. No share-based compensation expense related to stock options was recognized during the three and six months ended June 30, 2021. As of June 30, 2022, unrecognized share-based compensation expense related to stock options was approximately $22.5 million, which is expected to be recognized over a weighted average remaining period of 3.1 years.
Restricted Stock Units
During the six months ended June 30, 2022, the Company granted approximately 1.6 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 1.3 million are time vesting awards and approximately 0.3 million are time vesting awards with a performance qualifier. Of the 1.6 million restricted stock unit awards that were granted during the six months ended June 30, 2022, approximately 1.5 million vest in four ratable annual installments, approximately 0.1 million vest in two ratable annual installments and less than 0.1 million vest in approximately one annual installment, in each case subject to continuous employment or service from the grant date through the applicable vesting date. The majority of the awards that vest in two ratable annual installments were granted to executives as part of their incentive compensation for 2021, which had been recognized as an accrued compensation liability at December 31, 2021. The fair value of these restricted stock unit awards issued to executives was approximately $0.5 million. Accordingly, effective with the grant date associated with these restricted stock units, we recognized a $0.5 million decrease in Accrued expenses and other current liabilities and a $0.5 million increase in Additional paid-in capital on our condensed consolidated balance sheets. At June 30, 2022, approximately 2.8 million restricted stock units were outstanding.
Share-based compensation expense associated with restricted stock units for the three months ended June 30, 2022 was $2.5 million, of which $0.3 million and $2.2 million is included in Center operations and General, administrative and marketing, respectively, in our condensed consolidated statements of operations. Share-based compensation expense associated with restricted stock units for the six months ended June 30, 2022 was $7.7 million, of which $0.5 million, $7.1 million and $0.1 million is included in Center operations, General, administrative and marketing and Other operating (income) expense, respectively, in our condensed consolidated statements of operations. Share-based compensation expense associated with restricted stock units for the three and six months ended June 30, 2021 was $2.9 million, all of which is included in General, administrative and marketing in our condensed consolidated statements of operations. As of June 30, 2022, unrecognized share-based compensation expense related to restricted stock units was approximately $38.6 million, which is expected to be recognized over a weighted average remaining period of 3.3 years.
Restricted Stock
Share-based compensation expense associated with a restricted stock award for the three and six months ended June 30, 2022 was $0.2 million and $5.0 million, respectively, all of which is included in General, administrative and marketing in our condensed consolidated statements of operations. This award was fully vested as of June 30, 2022, and there is no unrecognized share-based compensation expense related to this restricted stock award. No share-based compensation expense related to restricted stock awards was recognized during the three and six months ended June 30, 2021.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
9. Income Taxes
For the three and six months ended June 30, 2022, the benefit from income taxes was $4.0 million and $6.9 million, respectively. The effective tax rate was 63.6% and 14.6% for these same periods, respectively. For the three and six months ended June 30, 2021, the benefit from income taxes was $20.9 million and $46.9 million, respectively. The effective tax rate was 21.5% and 17.0% for these same periods, respectively. The effective tax rate applied to our pre-tax loss for the three months ended June 30, 2022 is higher than our federal statutory rate of 21% and reflects a decrease in the projected valuation allowance associated with certain of our deferred tax assets compared to the three months ended March 31, 2022, partially offset by deductibility limitations associated with executive compensation. The effective tax rate applied to our pre-tax loss for the six months ended June 30, 2022 is lower than our federal statutory rate of 21% and reflects deductibility limitations associated with executive compensation.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies and future expectations of income. Based upon this analysis, a decrease to the valuation allowance of $3.4 million was recorded during the three months ended June 30, 2022 to adjust our net deferred tax assets to an amount that is more likely than not to be realized.
10. Loss Per Share
For the three and six months ended June 30, 2022, our potentially dilutive securities include stock options and restricted stock units. For the three and six months ended June 30, 2021, our potentially dilutive securities include stock options, outstanding shares of Series A convertible participating preferred stock (“Series A Preferred Stock”) and unvested restricted Series A Preferred Stock. Due to the net loss that we recognized during the three and six months ended June 30, 2022 and 2021, the potentially dilutive shares of common stock associated with these equity-based securities were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the three and six months ended June 30, 2022 and 2021.
The following table sets forth the calculation of basic and diluted loss per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,285)	$(76,356)	$(40,251)	$(229,157)
Dividends accrued on Series A Preferred Stock	—	(6,006)	—	(10,288)
Loss available to common stockholders	$(2,285)	$(82,362)	$(40,251)	$(239,445)
Weighted average common shares outstanding—basic and diluted	193,692	145,196	193,082	145,196
Loss per share—basic and diluted	$(0.01)	$(0.57)	$(0.21)	$(1.65)
The following is a summary of potential shares of common stock that were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	25,318	24,213	25,318	24,213
Restricted stock units	2,787	610	2,787	610
Outstanding shares of Series A Preferred Stock	—	5,430	—	5,430
Unvested restricted Series A Preferred Stock	—	500	—	500
Potential common shares excluded from diluted loss per share	28,105	30,753	28,105	30,753

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
12. Subsequent Events
On August 5, 2022, we entered into a definitive agreement for the sale-leaseback of five properties with an aggregate sales price of approximately $200.0 million. The closing on this transaction is expected to be completed in early October 2022. We expect to recognize a net gain associated with this sale-leaseback transaction.
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from June 30, 2022 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no other such events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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
The forward-looking statements contained in this discussion and analysis are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including risks relating to our business operations and competitive and economic environment, risks relating to our brand, risks relating to the growth of our business, risks relating to our technological operations, risks relating to our capital structure, risks relating to our human capital, risks relating to legal compliance and risk management, risks relating to our financial performance and risks relating to ownership of our common stock and the other important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) and as such risk factors may be updated from time to time in our periodic filings with the SEC that are accessible on the SEC’s website at www.sec.gov. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed, and actual results may vary materially.
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
Business
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of more than 1.4 million individual members, who together comprise more than 775,000 memberships, as of June 30, 2022. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 150 centers—distinctive, resort-like athletic country club destinations—across 29 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.

Our luxurious athletic country clubs, which are located in both affluent suburban and urban locations, total more than 15 million square feet in the aggregate. As of June 30, 2022, we had 19 new centers under construction and we believe we have significant opportunities to continue expanding our portfolio of premium centers with 12 planned new centers for 2022 and 11 or more new centers in 2023 in increasingly affluent markets. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 39,000 Life Time team members, including over 8,300 fitness professionals, ranging from personal trainers to studio performers. Our members are highly engaged and draw inspiration from the experiences and community we have created. Our center memberships increased from 649,373 at December 31, 2021 to 724,778 at June 30, 2022 as the impact from the COVID-19 pandemic subsided.
We have been actively monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, labor and supply chain. The inflation rate has continued to be elevated in 2022, which has had an impact on our expenses in several areas, including wages, construction costs and other operating expenses. These inflationary impacts have resulted in a reduction in our margin performance and an increase in our capital expenditures. We anticipate fiscal year 2022 will continue to be a dynamic macroeconomic environment, including that elevated levels of inflation will persist throughout the remainder of 2022, and we cannot predict with certainty the impact of these headwinds on our business. We remain focused on providing exceptional experiences to our members, while also now focusing on center efficiencies and expense control given our recovery of a significant portion of our center memberships and membership dues.
We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which enabled us to consistently grow our annual membership dues and in-center revenue for 20 consecutive years, prior to the impact of the COVID-19 pandemic. We have been focused on returning to consistent annual growth in our membership dues and in-center revenue. For the six months ended June 30, 2022 and 2021, our recurring membership dues and enrollment fees represented 70.2% and 69.9%, respectively, of our total Center revenue, while our in-center revenue, consisting of Life Time Training, LifeCafe, LifeSpa, Life Time Swim and Life Time Kids, among other services, represented 29.8% and 30.1%, respectively, of our total Center revenue. Our average revenue per center membership increased to $1,219 for the six months ended June 30, 2022 compared to $984 for the six months ended June 30, 2021 and $1,084 for the six months ended June 30, 2019 prior to the COVID-19 pandemic, which demonstrate the significant value that our members place on engaging with Life Time. As we delivered and continued to enhance and broaden the premium experiences for our members, we have strategically increased our membership dues across most of our new and existing centers. We believe we can continually refine our pricing as we deliver exceptional experiences and find the optimal balance among the number of memberships per center, the member experience and maximizing our return for each center. We expect average revenue per center membership to continue to increase compared to the same period in prior year as we acquire new members and open new centers in increasingly affluent markets.
We offer a variety of convenient month-to-month memberships with no long-term contracts. We define memberships for our centers in two ways: Center memberships and Digital On-hold memberships. A Center membership is defined as one or more adults, plus any juniors under the age of 14. Our base memberships provide individuals general access (with some amenities excluded) to a selected home center and all centers with the same or a lower base monthly dues rate. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, market presence, demographic nature, population density, competition, initial investment in the center and available services and amenities. Digital On-hold memberships do not provide access to our centers and are for those members who want to maintain certain member benefits including our Life Time Digital membership and the right to convert to a Center membership without paying enrollment fees.
We continue to evolve our premium lifestyle brand in ways that elevate and broaden our member experiences and allow our members to more easily and regularly integrate health, fitness and wellness into their lives. For example, we are offering new types of Center memberships and communities, including our signature membership that includes unlimited small group training and priority registrations, and our new ARORA community focused on members aged 55 years and older. We are also enhancing our digital platform to deliver a true omni-channel experience for our members. Our Life Time Digital offering delivers live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place. Elevating our member experiences and delivering a connected and digital environment requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we see the returns on our investments.

We are also expanding our “Healthy Way of Life” ecosystem in response to our members’ desire to more holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also generally receive access to all of our resort-like athletic destinations across the United States and Canada. Additionally, we opened our first Life Time Living location in 2021, another asset-light extension of our “Healthy Way of Life” ecosystem, which offers luxury wellness-oriented residences. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and six months ended June 30, 2022 and 2021. The following information has been presented consistently for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	724,778	657,737	724,778	657,737
Digital On-hold memberships	50,985	101,983	50,985	101,983
Total memberships	775,763	759,720	775,763	759,720

Revenue Data
Membership dues and enrollment fees	69.4%	68.6%	70.2%	69.9%
In-center revenue	30.6%	31.4%	29.8%	30.1%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$309,262	$217,244	$581,178	$392,551
In-center revenue	136,620	99,352	246,325	169,139
Total Center revenue	$445,882	$316,596	$827,503	$561,690

Average Center revenue per center membership (1)	$639	$525	$1,219	$984
Comparable center sales (2)	36.2%	295.1%	42.4%	16.1%

Center Data
Net new center openings (3)	—	3	2	4
Total centers (end of period) (3)	153	153	153	153
Total center square footage (end of period) (4)	15,300,000	15,000,000	15,300,000	15,000,000

GAAP and Non-GAAP Financial Measures
Net loss	$(2,285)	$(76,356)	$(40,251)	$(229,157)
Net loss margin (5)	(0.5)%	(23.6)%	(4.7)%	(40.0)%
Adjusted EBITDA (6)	$63,096	$4,193	$103,722	$(14,754)
Adjusted EBITDA margin (6)	13.7%	1.3%	12.2%	(2.6)%
Center operations expense	$279,557	$218,711	$519,130	$393,326
Pre-opening expenses (7)	$2,559	$2,111	$3,946	$4,671
Rent	$59,989	$51,522	$115,953	$102,039
Non-cash rent expense (open properties) (8)	$4,547	$(1,734)	$5,988	$(657)
Non-cash rent expense (properties under development) (8)	$5,079	$3,630	$9,647	$6,876
Net cash provided by (used in) operating activities	$71,263	$25,117	$80,325	$(13,039)
Free cash flow before growth capital expenditures (9)	$32,441	$(6,910)	$(1,853)	$(60,825)

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
(3)    Net new center openings are the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. As of June 30, 2022, all of our 153 centers were open.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
Net loss	$(2,285)	$(76,356)	$(40,251)	$(229,157)
Interest expense, net of interest income (a)	27,093	40,078	57,036	136,295
Benefit from income taxes	(3,990)	(20,933)	(6,857)	(46,886)
Depreciation and amortization	57,173	57,822	115,280	119,028
Share-based compensation expense (b)	5,973	2,881	27,411	2,881
COVID-19 related expenses (c)	371	(486)	583	(188)
(Gain) loss on sale-leaseback transactions (d)	(21,212)	33	(49,584)	831
Other (e)	(27)	1,154	104	2,442
Adjusted EBITDA	$63,096	$4,193	$103,722	$(14,754)
(a)    For the six months ended June 30, 2021, we incurred a non-cash expense of $41.0 million related to the extinguishment of a related party secured loan and $18.3 million related to the write-off of debt discounts and issuances costs in connection with the extinguishment of our prior term loan facility, senior unsecured notes and the related party secured loan.
(b)    Share-based compensation expense recognized during the three and six months ended June 30, 2022 is associated with stock options, restricted stock and restricted stock units. The majority of the share-based compensation expense recognized during the six months ended June 30, 2022 was associated with awards that were fully vested and became exercisable on April 4, 2022. Share-based compensation expense recognized during the three and six months ended June 30, 2021 was associated with restricted stock and restricted stock units. No share-based compensation expense was recognized during the three and six months ended June 30, 2021 related to stock options because the vesting and exercisability of stock options granted by the Company up through June 30, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
(c)    Represents the incremental net expenses (credits) we recognized related to the COVID-19 pandemic. We adjust for these costs as they do not represent costs associated with our normal ongoing operations. We believe that adjusting for these costs provides a more accurate and consistent representation of our actual operating performance from period to period. For the three and six months ended June 30, 2022, COVID-19 related expenses primarily consisted of legal-related costs in pursuit of our claim against Zurich. For more information regarding this claim, see Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this report. For the three and six months ended June 30, 2021, COVID-19 related credits primarily consisted of the recovery of certain qualifying expenses recovered under the CARES Act, partially offset by COVID-19 legal-related costs in pursuit of our claim against Zurich.

(d)    We adjust for the impact of gains or losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For detail on the gain on sale-leaseback transactions in the three and six months ended June 30, 2022, see “Sale-Leaseback Transactions” within Note 7, Leases, to our condensed consolidated financial statements in this report.
(e)    Includes costs associated with incremental expenses related to a winter storm that resulted in historical freezing temperatures affecting our Texas region and executive level severance in 2021 and other transactions which are unusual and non-recurring in nature.
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
The negative non-cash rent expense amounts associated with our open properties for the three and six months ended June 30, 2021 reflect deferred rent repayments that we made at various dates throughout each of the respective periods. Beginning in the second quarter of fiscal 2020, due to the disruption caused by the COVID-19 pandemic, we began negotiating lease concessions with many of our landlords. The concessions we were able to obtain from these landlords primarily consisted of full or partial rent payment deferrals, with scheduled repayments due at various dates through December 2021. During the periods in which these rent payments were deferred, we recognized the deferred rent payments as non-cash rent expense. During the periods in which we repaid these deferred rent amounts, we recognized the repayment amounts as both an increase in cash rent expense and a decrease in non-cash rent expense.
(9)    Free cash flow before growth capital expenditures, a non-GAAP financial measure, is calculated as net cash provided by (used in) operating activities less center maintenance capital expenditures and corporate capital expenditures.
The following table provides a reconciliation from net cash provided by (used in) operating activities to free cash flow before growth capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$71,263	$25,117	$80,325	$(13,039)
Center maintenance capital expenditures	(19,057)	(17,275)	(35,453)	(24,967)
Corporate capital expenditures	(19,765)	(14,752)	(46,725)	(22,819)
Free cash flow before growth capital expenditures	$32,441	$(6,910)	$(1,853)	$(60,825)
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
We re-opened our first center on May 8, 2020, and continued to re-open our centers as state and local governmental authorities permitted, subject to operating processes and protocols that we developed in consultation with an epidemiologist (MD/PhD) to provide a healthy and clean environment for our members and team members and to meet various governmental requirements and restrictions. The performance of our centers has improved significantly with that improvement varied depending on various factors, including how early we were able to re-open them, whether we were required to close them again, their geographic location and applicable governmental restrictions. The performance of our centers was also impacted in 2021 as a result of the Delta variant and then again later in 2021 and into 2022 with the Omicron variant.
We have experienced a slightly faster recovery in our membership dues revenue compared to our in-center revenue as our centers have re-opened. We expect membership dues revenue to remain a higher percentage of our total revenue in the near term and return to more historical levels over time. We continue to be encouraged by the trend of diminishing negative impacts from COVID-19; however, the full extent of the impact of COVID-19, including any new variants, remains uncertain and is dependent on future developments that cannot be accurately predicted at this time. There may also be developments outside of our control requiring us to adjust our operating plan, including additional required center closures or operating restrictions. Considering this uncertainty, the extent of the impact of COVID-19 on our financial position, results of operations, liquidity and cash flows is uncertain at this time.
Operations
As of June 30, 2022, all of our 153 centers were open and our total memberships were 775,763, an increase of 2.1% compared to 759,720 at June 30, 2021. Center memberships were 724,778, an increase of 10.2% compared to 657,737 at June 30, 2021. Digital On-hold memberships were 50,985, a decrease of 50.0% compared to 101,983 at June 30, 2021. Prior to the COVID-19 pandemic, Center memberships and Digital On-hold memberships were 870,237 and 84,231, respectively, at June 30, 2019.
As the first six months of 2022 have progressed, we have experienced a significant decrease in the COVID-19 related restrictions on our operations. While we are still utilizing certain of the processes we implemented to provide a healthy and clean environment for our members and team members, we are no longer subject to the stricter requirements such as face coverings, vaccine mandates or negative test results. We will continue to monitor governmental orders regarding the operations of our centers, as well as our center operating processes and protocols.
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
Although there is uncertainty related to the full impact of COVID-19 on our financial position, results of operations, liquidity and cash flows, we believe that the combination of our current cash position, our availability under the Revolving Credit Facility, the actions we have taken with respect to our debt and equity and strengthening our balance sheet, as well as the actions we have taken to reduce our cash outflows, leave us well-positioned to manage our business. If our available liquidity were not sufficient to meet our operating and debt service obligations as they come due, we would need to pursue alternative arrangements through additional debt or equity financing to meet our cash requirements. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all.
We also intend to continue to explore sale-leaseback transactions. During the six months ended June 30, 2022, we completed sale-leaseback transactions associated with four properties. On August 5, 2022, we entered into a definitive agreement for the sale-leaseback of five properties with an aggregate sales price of approximately $200.0 million. The closing on this transaction is expected to be completed in early October 2022. We expect to recognize a net gain associated with this sale-leaseback transaction. In addition, we are exploring the potential sale-leaseback of a number of our properties with targeted gross proceeds of approximately $300 million by the end of the year. For more information regarding the sale-leaseback transactions that were consummated during the six months ended June 30, 2022, see Note 7, Leases, to our condensed consolidated financial statements included elsewhere in this report.
Investment in Business
We have continued to invest in our business to elevate and broaden our member experiences and drive additional revenue per center membership, including introducing new types of memberships, providing concierge-type member services, expanding our omni-channel offerings and improving our in-center services and products. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we achieve additional revenue per center membership.
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions. Approximately 61% of our centers are now leased, including approximately 94% of our new centers opened within the last five years, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic Trends
We have been actively monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, labor and supply chain. See “—Overview—Business” for additional information.
Share-Based Compensation
During the six months ended June 30, 2022, we recognized share-based compensation expense associated with stock options, restricted stock and restricted stock units totaling approximately $27.4 million. The majority of this expense was associated with awards that were fully vested and became exercisable on April 4, 2022. During the six months ended June 30, 2021, we recognized share-based compensation expense associated with restricted stock and restricted stock units totaling approximately $2.9 million. No share-based compensation expense related to stock options was recognized during the six months ended June 30, 2021, because the vesting and exercisability of stock options granted by the Company up through June 30, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
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

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
			As a Percentage of Total Revenue
	2022	2021	2022	2021
Revenue:
Center revenue	$445,882	$316,596	96.7%	98.0%
Other revenue	15,385	6,591	3.3%	2.0%
Total revenue	461,267	323,187	100.0%	100.0%
Operating expenses:
Center operations	279,557	218,711	60.6%	67.7%
Rent	59,989	51,522	13.0%	15.9%
General, administrative and marketing	51,950	43,322	11.3%	13.4%
Depreciation and amortization	57,173	57,822	12.4%	17.9%
Other operating (income) expense	(8,212)	8,930	(1.8)%	2.8%
Total operating expenses	440,457	380,307	95.5%	117.7%
Income (loss) from operations	20,810	(57,120)	4.5%	(17.7)%
Other (expense) income:
Interest expense, net of interest income	(27,093)	(40,078)	(5.9)%	(12.4)%
Equity in earnings (loss) of affiliate	8	(91)	—%	—%
Total other expense	(27,085)	(40,169)	(5.9)%	(12.4)%
Loss before income taxes	(6,275)	(97,289)	(1.4)%	(30.1)%
Benefit from income taxes	(3,990)	(20,933)	(0.9)%	(6.5)%
Net loss	$(2,285)	$(76,356)	(0.5)%	(23.6)%
Total revenue. The $138.1 million increase in Total revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 reflects the continued improvement of our operations as we emerge from the adverse impacts of COVID-19, as well as pricing initiatives we implemented at the majority of our centers during the second half of 2021, which have resulted in higher average Center membership dues being charged during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
With respect to the $129.3 million increase in Center revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:
•71.2% was from membership dues and enrollment fees, which increased $92.0 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase reflects the improvement in our Center memberships, which increased from 657,737 as of June 30, 2021 to 724,778 as of June 30, 2022, as we emerge from the adverse impacts of COVID-19, as well as pricing initiatives we implemented at the majority of our centers during the second half of 2021, which have resulted in higher average Center membership dues being charged during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021; and
•28.8% was from in-center revenue, which increased $37.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our services by our members as we emerge from the adverse impacts of COVID-19.
The $8.8 million increase in Other revenue for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by our athletic events business, as we were able to produce more of our iconic events during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 when COVID-19 restrictions forced the cancellation of some of our events.

Center operations expenses. The $60.8 million increase in Center operations expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was driven by increased staffing requirements resulting from our investment in our programs, services and centers and from the increased usage of our centers and services by our members during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, as well as the addition of two new centers during the first quarter of 2022.
Rent expense. The $8.5 million increase in Rent expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by our taking possession of nine properties since June 30, 2021 for future centers where we started incurring GAAP rent expense, most of which is non-cash, and the sale-leaseback of five centers since June 30, 2021, two of which occurred during the three months ended June 30, 2022.
General, administrative and marketing expenses. The $8.6 million increase in General, administrative and marketing expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily driven by a $3.2 million increase in overhead costs that were primarily labor-related to enhance and broaden our member services and experiences, a $2.3 million increase in share-based compensation expense, a $1.8 million increase in information technology costs, a $1.7 million increase in public company-related expenses and a $1.1 million increase in marketing expenses, partially offset by a $1.5 million net decrease in other expenses.
Depreciation and amortization. The $0.6 million decrease in Depreciation and amortization for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 consists of $0.7 million lower depreciation, driven by the timing of sale-leaseback transactions, partially offset by $0.1 million higher amortization, driven by a facility license associated with an outdoor enthusiast and bicycling event that we acquired during the third quarter of 2021.
Other operating (income) expenses. Other operating income for the three months ended June 30, 2022 was $8.2 million, compared to Other operating expenses of $8.9 million for the three months ended June 30, 2021. The $17.1 million change was primarily attributable to the recognition of a gain of $21.3 million on a sale-leaseback transaction associated with two properties that was completed during the three months ended June 30, 2022, partially offset by higher costs associated with our athletic events business as we were able to produce more of our iconic events during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Interest expense, net of interest income. The $13.0 million decrease in Interest expense, net of interest income for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was driven by a lower average level of outstanding borrowings during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Benefit from income taxes. The benefit from income taxes was $4.0 million for the three months ended June 30, 2022 as compared to $20.9 million for the three months ended June 30, 2021. The effective tax rate was 63.6% and 21.5% for those same periods, respectively. The change in benefit from income taxes was primarily attributable to the decrease in our loss before income taxes for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The effective tax rate applied to our pre-tax loss for the three months ended June 30, 2022 is higher than our statutory rate of 21% and reflects a $3.4 million decrease in the valuation allowance associated with certain of our deferred tax assets, partially offset by deductibility limitations associated with executive compensation.
Net loss. As a result of the factors described above, net loss decreased by $74.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
			As a Percentage of Total Revenue
	2022	2021	2022	2021
Revenue:
Center revenue	$827,503	$561,690	97.0%	98.1%
Other revenue	26,018	10,795	3.0%	1.9%
Total revenue	853,521	572,485	100.0%	100.0%
Operating expenses:
Center operations	519,130	393,326	60.8%	68.7%
Rent	115,953	102,039	13.6%	17.8%
General, administrative and marketing	118,511	81,592	13.9%	14.2%
Depreciation and amortization	115,280	119,028	13.6%	20.8%
Other operating (income) expense	(25,247)	15,864	(3.0)%	2.8%
Total operating expenses	843,627	711,849	98.9%	124.3%
Income (loss) from operations	9,894	(139,364)	1.1%	(24.3)%
Other (expense) income:
Interest expense, net of interest income	(57,036)	(136,295)	(6.7)%	(23.8)%
Equity in earnings (loss) of affiliate	34	(384)	—%	(0.1)%
Total other expense	(57,002)	(136,679)	(6.7)%	(23.9)%
Loss before income taxes	(47,108)	(276,043)	(5.6)%	(48.2)%
Benefit from income taxes	(6,857)	(46,886)	(0.9)%	(8.2)%
Net loss	$(40,251)	$(229,157)	(4.7)%	(40.0)%
Total revenue. The $281.0 million increase in Total revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflects the continued improvement of our operations as we emerge from the adverse impacts of COVID-19, as well as pricing initiatives we implemented at the majority of our centers during the second half of 2021, which have resulted in higher average Center membership dues being charged during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
With respect to the $265.8 million increase in Center revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:
•71.0% was from membership dues and enrollment fees, which increased $188.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase reflects the improvement in our Center memberships, which increased from 657,737 as of June 30, 2021 to 724,778 as of June 30, 2022, as we emerge from the adverse impacts of COVID-19, as well as pricing initiatives we implemented at the majority of our centers during the second half of 2021, which have resulted in higher average Center membership dues being charged during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021; and
•29.0% was from in-center revenue, which increased $77.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our services by our members as we emerge from the adverse impacts of COVID-19.
The $15.2 million increase in Other revenue for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by our athletic events business, as we were able to produce more of our iconic events during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 when COVID-19 restrictions forced the cancellation of some of our events.

Center operations expenses. The $125.8 million increase in Center operations expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was driven by increased staffing requirements resulting from our investment in our programs, services and centers and from the increased usage of our centers and services by our members during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, as well as the addition of two new centers during the six months ended June 30, 2022.
Rent expense. The $13.9 million increase in Rent expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by our taking possession of nine properties since June 30, 2021 for future centers where we started incurring GAAP rent expense, most of which is non-cash, the timing of the sale-leaseback of two centers that occurred during 2021 and the sale-leaseback of four centers that occurred during the six months ended June 30, 2022.
General, administrative and marketing expenses. The $36.9 million increase in General, administrative and marketing expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by a $22.2 million increase in share-based compensation expense, a $7.3 million increase in overhead costs that were primarily labor-related to enhance and broaden our member services and experiences, a $3.5 million increase in public company-related expenses, a $2.9 million increase in information technology costs and a $2.0 million increase in marketing expenses, partially offset by a $1.0 million net decrease in other expenses. Of the $22.2 million increase in share-based compensation expense, $13.0 million was associated with stock options and $9.2 million was associated with restricted stock and restricted awards. No share-based compensation expense related to stock options was recognized during the six months ended June 30, 2021, because the vesting and exercisability of stock options granted by the Company up through June 30, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
Depreciation and amortization. The $3.7 million decrease in Depreciation and amortization for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 consists of $4.1 million lower depreciation, driven by the timing of sale-leaseback transactions, partially offset by $0.4 million higher amortization, driven by a facility license associated with an outdoor enthusiast and bicycling event that we acquired during the third quarter of 2021.
Other operating (income) expenses. Other operating income for the six months ended June 30, 2022 was $25.2 million as compared to Other operating expenses of $15.9 million for the six months ended June 30, 2021. The $41.1 million change was primarily attributable to the recognition of a gain of $49.6 million on a sale-leaseback transaction associated with four properties that was completed during the six months ended June 30, 2022, partially offset by higher costs associated with our athletic events business as we were able to produce more of our iconic events during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Interest expense, net of interest income. The $79.3 million decrease in Interest expense, net of interest income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was driven by $41.0 million of non-cash expense that was recognized during the six months ended June 30, 2021 in connection with the conversion of a related-party secured loan into Series A Preferred Stock, write-offs of debt issuance costs and original issuance discount costs totaling $18.3 million that were recognized during the six months ended June 30, 2021 in connection with extinguished debt instruments, as well as a lower average level of outstanding borrowings during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Benefit from income taxes. The benefit from income taxes was $6.9 million for the six months ended June 30, 2022 compared to $46.9 million for the six months ended June 30, 2021. The effective tax rate was 14.6% and 17.0% for those same periods, respectively. The change in benefit from income taxes was primarily attributable to the decrease in our loss before income taxes for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The effective tax rate applied to our pre-tax loss for the six months ended June 30, 2022 is lower than our statutory rate of 21% and reflects deductibility limitations associated with executive compensation.
Net loss. As a result of the factors described above, net loss decreased by $188.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

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
We have taken significant actions to improve our liquidity. During 2021, we refinanced a significant portion of our outstanding debt. For information regarding the refinancing actions we took during 2021, see Note 6, Debt, to our condensed consolidated financial statements in this report. Additionally, we consummated our IPO. During the six months ended June 30, 2022, we completed sale-leaseback transactions associated with four properties. On August 5, 2022, we entered into a definitive agreement for the sale-leaseback of five properties with an aggregate sales price of approximately $200.0 million. The closing on this transaction is expected to be completed in early October 2022. We expect to recognize a net gain associated with this sale-leaseback transaction. In addition, we are exploring the potential sale-leaseback of a number of our properties with targeted gross proceeds of approximately $300 million by the end of the year. For more information regarding the sale-leaseback transactions that were consummated during the six months ended June 30, 2022, see Note 7, Leases, to our condensed consolidated financial statements included in this report. We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business.
As the opportunity arises or as our business needs require, we may seek to raise capital through additional debt financing or through equity financing. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, we have not experienced difficulty accessing the credit and capital markets; however, volatility in these markets, particularly in light of the rising interest rate environment and any continued impacts of COVID-19, may increase costs associated with issuing debt instruments or affect our ability to access those markets, which could have an adverse impact on our ability to raise additional capital, to refinance existing debt and/or to react to changing economic and business conditions. In addition, it is possible that our ability to access the credit and capital markets could be limited at a time when we would like or need to do so.
As of June 30, 2022, there were $30.0 million of outstanding borrowings under our Revolving Credit Facility and there were $31.5 million of outstanding letters of credit. As of June 30, 2022, total cash and revolver availability was $474.8 million, consisting of total cash and cash equivalents of $61.3 million and total revolver availability of $413.5 million.
The following table sets forth our condensed consolidated statements of cash flows data (in thousands):

	Six months ended
	June 30,
	2022	2021
Net cash provided by (used in) operating activities	$80,325	$(13,039)
Net cash used in investing activities	(77,702)	(89,718)
Net cash provided by financing activities	27,139	173,712
Effect of exchange rates on cash and cash equivalents	(110)	50
Increase in cash and cash equivalents	$29,652	$71,005
Operating Activities
The $93.4 million increase in cash provided by operating activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily the result of higher profitability due to the recovery from the impact of COVID-19 on our business.
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
The $12.0 million decrease in cash used in investing activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by a higher amount of proceeds that we received from sale-leaseback transactions during the six months ended June 30, 2022, partially offset by a higher level of new center construction activity during the six months ended June 30, 2022.

The following schedule reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Growth capital expenditures, net of construction reimbursements (1)	$103,064	$46,617	$170,462	$74,187
Center maintenance capital expenditures	19,057	17,275	35,453	24,967
Corporate capital expenditures	19,765	14,752	46,725	22,819
Total capital expenditures	$141,886	$78,644	$252,640	$121,973
(1)    Growth capital expenditures include new center land and construction, growth initiatives, major remodels of acquired centers and the purchase of previously leased centers.
The $130.7 million increase in total capital expenditures for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by higher growth capital expenditures for new centers and corporate capital expenditures related to Life Time Work and continued investments in technology.
Financing Activities
The $146.6 million decrease in cash provided by financing activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily driven by net proceeds we received from borrowings under our Term Loan Facility, Secured Notes and Unsecured Notes during the six months ended June 30, 2021.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At June 30, 2022, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At June 30, 2022, there were $30.0 million of outstanding borrowings on the Revolving Credit Facility and $31.5 million of outstanding letters of credit, resulting in total revolver availability of $413.5 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.25% or base rate plus 3.25%. Our Term Loan Facility is also subject to variable rates of LIBOR plus 4.75% or base rate plus 3.75% and had an outstanding balance of $273.6 million at June 30, 2022.
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
None.

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

Life Time Group Holdings, Inc.

Date: August 10, 2022	By:	/s/ Thomas E. Bergmann
Thomas E. Bergmann
President & Chief Financial Officer