Form 10-Q
period 2022-09-30
Life Time Group Holdings, Inc.
filed 2022-11-09
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒      No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 7, 2022, the registrant had 194,188,729 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$107,069	$31,637
Accounts receivable, net	12,281	6,464
Center operating supplies and inventories	44,084	41,007
Prepaid expenses and other current assets	44,829	48,883
Income tax receivable	—	3,533
Total current assets	208,263	131,524
Property and equipment, net	2,772,385	2,791,464
Goodwill	1,233,176	1,233,176
Operating lease right-of-use assets	2,148,828	1,864,528
Intangible assets, net	173,492	174,241
Other assets	65,403	61,742
Total assets	$6,601,547	$6,256,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,951	$71,308
Construction accounts payable	118,671	83,311
Deferred revenue	32,296	33,871
Accrued expenses and other current liabilities	167,457	147,920
Current maturities of debt	15,046	23,527
Current maturities of operating lease liabilities	50,746	46,315
Total current liabilities	457,167	406,252
Long-term debt, net of current portion	1,775,248	1,775,719
Operating lease liabilities, net of current portion	2,206,753	1,909,883
Deferred income taxes	43,941	55,213
Other liabilities	13,265	18,216
Total liabilities	4,496,374	4,165,283
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 193,991 and 193,060 shares issued and outstanding, respectively.	1,940	1,931
Additional paid-in capital	2,780,190	2,743,560
Accumulated deficit	(666,602)	(651,083)
Accumulated other comprehensive loss	(10,355)	(3,016)
Total stockholders’ equity	2,105,173	2,091,392
Total liabilities and stockholders’ equity	$6,601,547	$6,256,675

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Center revenue	$479,995	$372,000	$1,307,498	$933,690
Other revenue	16,386	13,040	42,404	23,835
Total revenue	496,381	385,040	1,349,902	957,525
Operating expenses:
Center operations	295,253	231,996	814,383	625,322
Rent	63,213	52,513	179,166	154,552
General, administrative and marketing	57,139	45,304	175,650	126,896
Depreciation and amortization	56,400	57,977	171,680	177,005
Other operating (income) expense	(31,358)	14,796	(56,605)	30,660
Total operating expenses	440,647	402,586	1,284,274	1,114,435
Income (loss) from operations	55,734	(17,546)	65,628	(156,910)
Other (expense) income:
Interest expense, net of interest income	(27,696)	(39,849)	(84,732)	(176,144)
Equity in earnings (loss) of affiliate	95	(28)	129	(412)
Total other expense	(27,601)	(39,877)	(84,603)	(176,556)
Income (loss) before income taxes	28,133	(57,423)	(18,975)	(333,466)
Provision for (benefit from) income taxes	3,401	(11,981)	(3,456)	(58,867)
Net income (loss)	$24,732	$(45,442)	$(15,519)	$(274,599)

Income (loss) per common share:
Basic	$0.13	$(0.36)	$(0.08)	$(2.00)
Diluted	$0.12	$(0.36)	$(0.08)	$(2.00)
Weighted-average common shares outstanding:
Basic	193,918	145,196	193,364	145,196
Diluted	198,381	145,196	193,364	145,196

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$24,732	$(45,442)	$(15,519)	$(274,599)
Foreign currency translation adjustments, net of tax of $0	(6,015)	(2,404)	(7,339)	323
Comprehensive income (loss)	$18,717	$(47,846)	$(22,858)	$(274,276)

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2022	193,796	$1,938	$2,772,393	$(691,334)	$(4,340)	$2,078,657
Net income	—	—	—	24,732	—	24,732
Other comprehensive loss	—	—	—	—	(6,015)	(6,015)
Share-based compensation	—	—	5,803	—	—	5,803
Stock option exercises	195	2	1,994	—	—	1,996
Balance at September 30, 2022	193,991	$1,940	$2,780,190	$(666,602)	$(10,355)	$2,105,173

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2021	193,060	$1,931	$2,743,560	$(651,083)	$(3,016)	$2,091,392
Net loss	—	—	—	(15,519)	—	(15,519)
Other comprehensive loss	—	—	—	—	(7,339)	(7,339)
Share-based compensation	—	—	33,214	—	—	33,214
Stock option exercises	309	3	3,187	—	—	3,190
Equity issuance costs	—	—	(270)	—	—	(270)
Issuance of common shares in connection with the vesting of restricted stock units	622	6	(6)	—	—	—
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	505	—	—	505
Balance at September 30, 2022	193,991	$1,940	$2,780,190	$(666,602)	$(10,355)	$2,105,173

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2021	145,196	$1,452	$1,564,591	$(15,000)	$(300,871)	$(503)	$1,249,669
Net loss	—	—	—	—	(45,442)	—	(45,442)
Other comprehensive loss	—	—	—	—	—	(2,404)	(2,404)
Share-based compensation	—	—	1,794	—	—	—	1,794
Cancellation of stockholder note receivable	—	—	(11,355)	15,000	—	—	3,645
Dividends on preferred stock	—	—	(6,126)	—	—	—	(6,126)
Balance at September 30, 2021	145,196	$1,452	$1,548,904	$—	$(346,313)	$(2,907)	$1,201,136

	Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2020	145,196	$1,452	$1,569,905	$(15,000)	$(71,714)	$(3,230)	$1,481,413
Net loss	—	—	—	—	(274,599)	—	(274,599)
Other comprehensive income	—	—	—	—	—	323	323
Share-based compensation	—	—	2,924	—	—	—	2,924
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	3,844	—	—	—	3,844
Cancellation of stockholder note receivable	—	—	(11,355)	15,000	—	—	3,645
Dividends on preferred stock	—	—	(16,414)	—	—	—	(16,414)
Balance at September 30, 2021	145,196	$1,452	$1,548,904	$—	$(346,313)	$(2,907)	$1,201,136

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,519)	$(274,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	171,680	177,005
Deferred income taxes	(10,957)	(63,467)
Share-based compensation	33,214	6,959
Non-cash rent expense	27,304	11,546
Impairment charges associated with long-lived assets	153	2,455
(Gain) loss on disposal of property and equipment, net	(98,498)	3,515
Loss on debt extinguishment	—	40,993
Write-off of discounts and debt issuance costs	—	18,325
Amortization of debt discounts and issuance costs	5,898	7,761
Changes in operating assets and liabilities	14,055	57,614
Other	(2,010)	(3,429)
Net cash provided by (used in) operating activities	125,320	(15,322)
Cash flows from investing activities:
Capital expenditures	(409,946)	(201,741)
Acquisitions, net of cash acquired	—	(9,139)
Proceeds from sale-leaseback transactions	373,451	73,981
Other	(985)	(1,291)
Net cash used in investing activities	(37,480)	(138,190)
Cash flows from financing activities:
Proceeds from borrowings	8,657	1,907,577
Repayments of debt	(21,993)	(1,602,164)
Proceeds from revolving credit facility	710,000	134,000
Repayments of revolving credit facility	(710,000)	(228,000)
Repayments of finance lease liabilities	(1,043)	(1,133)
Increase in debt discounts and issuance costs	(43)	(45,151)
Proceeds from stock option exercises	3,190	—
Other	(476)	—
Net cash (used in) provided by financing activities	(11,708)	165,129
Effect of exchange rates on cash and cash equivalents	(700)	15
Increase in cash and cash equivalents	75,432	11,632
Cash and cash equivalents – beginning of period	31,637	33,195
Cash and cash equivalents – end of period	$107,069	$44,827

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. Life Time Group Holdings, Inc. changed its name from LTF Holdings, Inc. effective on June 21, 2021. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of September 30, 2022, we operated 156 centers in 29 states and one Canadian province.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, the United States declared a National Public Health Emergency and we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19. We re-opened our first center on May 8, 2020 and continued to re-open our centers as state and local governmental authorities permitted. With the exception of our three Canadian centers, which were temporarily closed during a portion of January 2022, all of our centers were open during the three and nine months ended September 30, 2022.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” to increase the transparency of government assistance, including with respect to the disclosure of the types of assistance an entity receives, an entity’s method of accounting for government assistance and the effect of the assistance on an entity’s financial statements. The amendments are to be applied either (1) prospectively to all applicable transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. We adopted this ASU as of January 1, 2022 and applied it prospectively. The adoption of this ASU did not have any impact on our financial position, results of operations or cash flows.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provides implementation guidance associated with ASU 2020-04 and clarifies certain optional expedients in Topic 848. The guidance in ASU 2020-04 is effective for all entities as of March 12, 2020 and may be applied through December 31, 2022. We are still evaluating the impact of ASU 2020-04, but we do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three and nine months ended September 30, 2022 and 2021.
Financial Assets and Liabilities. At September 30, 2022, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes (each of which is defined in Note 6, Debt) was approximately $269.9 million, $839.2 million and $404.8 million, respectively. At December 31, 2021, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes was approximately $277.0 million, $957.4 million and $494.0 million, respectively. The carrying amount of our outstanding Mortgage Notes and Construction Loan (each of which is defined in Note 6, Debt) at September 30, 2022 and December 31, 2021 approximates fair value. The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 6, Debt.

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
During both the three and nine months ended September 30, 2022 and 2021, we determined that certain projects were no longer deemed viable for construction, and that the previously capitalized site development costs associated with these projects were impaired. Accordingly, as it relates to these long-lived assets, we recognized impairment charges of $0.2 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. Fair value remeasurements are based on significant unobservable inputs (Level 3). Fixed asset fair values are primarily derived using a discounted cash flow (“DCF”) model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally include our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Property held for sale	$4,988	$—
Construction contract receivables	8,106	14,949
Deferred membership origination costs	972	3,150
Prepaid expenses	30,763	30,784
Prepaid expenses and other current assets	$44,829	$48,883
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Real estate taxes	$39,170	$32,955
Accrued interest	31,846	35,006
Payroll liabilities	27,133	23,243
Utilities	9,945	7,022
Self-insurance accruals	20,303	18,921
Corporate accruals	32,772	24,741
Current maturities of finance lease liabilities	921	1,374
Other	5,367	4,658
Accrued expenses and other current liabilities	$167,457	$147,920

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	Nine Months Ended September 30,
	2022	2021
Accounts receivable	$(6,056)	$(3,604)
Center operating supplies and inventories	(3,140)	(3,836)
Prepaid expenses and other current assets	2,166	(3,243)
Income tax receivable	3,533	4,372
Other assets	638	1,950
Accounts payable	2,069	17,709
Accrued expenses and other current liabilities	19,954	60,270
Deferred revenue	(1,467)	(16,777)
Other liabilities	(3,642)	773
Changes in operating assets and liabilities	$14,055	$57,614
Additional supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash paid for income taxes, net of refunds received	$3,628	$221
Cash payments for interest, net of capitalized interest	82,607	82,228
Capitalized interest	11,228	2,476
Non-cash activity:
Issuance of Series A Preferred Stock (as defined in Note 10, Income (Loss) Per Share) in connection with the extinguishment of a related party secured loan	—	108,591
See Note 7, Leases, for supplemental cash flow information associated with our lease arrangements for the three and nine months ended September 30, 2022 and 2021.
4. Goodwill and Intangibles
The goodwill balance was $1,233.2 million at both September 30, 2022 and December 31, 2021.
Intangible assets consisted of the following:

	September 30, 2022
	Gross	Accumulated Amortization	Net
Trade name	$163,000	$—	$163,000
Other	16,735	(6,243)	10,492
Total intangible assets	$179,735	$(6,243)	$173,492

	December 31, 2021
	Gross	Accumulated Amortization	Net
Trade name	$163,000	$—	$163,000
Other	16,327	(5,086)	11,241
Total intangible assets	$179,327	$(5,086)	$174,241
Other intangible assets at September 30, 2022 and December 31, 2021 include a facility license as well as trade names and customer relationships associated with our race registration and timing businesses.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Amortization expense associated with intangible assets for the three months ended September 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively, and was $1.2 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense associated with intangible assets is included in Depreciation and amortization in our condensed consolidated statements of operations.
There were no goodwill or intangible asset impairment charges recorded during the three and nine months ended September 30, 2022 and 2021.
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Membership dues and enrollment fees	$335,717	$261,033	$916,895	$653,584
In-center revenue	144,278	110,967	390,603	280,106
Total center revenue	479,995	372,000	1,307,498	933,690
Other revenue	16,386	13,040	42,404	23,835
Total revenue	$496,381	$385,040	$1,349,902	$957,525
The timing associated with the revenue we recognized during the three months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$419,758	$16,386	$436,144	$324,350	$13,040	$337,390
Goods and services transferred at a point in time	60,237	—	60,237	47,650	—	47,650
Total revenue	$479,995	$16,386	$496,381	$372,000	$13,040	$385,040
The timing associated with the revenue we recognized during the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$1,137,643	$42,404	$1,180,047	$813,425	$23,835	$837,260
Goods and services transferred at a point in time	169,855	—	169,855	120,265	—	120,265
Total revenue	$1,307,498	$42,404	$1,349,902	$933,690	$23,835	$957,525
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, personal training and other center services offerings, as well as our media and athletic events. Contract liabilities at September 30, 2022 and December 31, 2021 were $34.4 million and $35.9 million, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at September 30, 2022 and December 31, 2021 was $32.3 million and $33.9 million, respectively, and consists primarily of prepaid membership dues, personal training and other in-center services, and enrollment fees. The $1.6 million decrease was primarily driven by deferred registrations received in prior periods for athletic events that took place in the current period.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at September 30, 2022 and December 31, 2021 were $2.1 million and $2.0 million, respectively, and consist primarily of deferred enrollment fees.
6. Debt
Debt consisted of the following:

	September 30, 2022	December 31, 2021
Term Loan Facility, maturing December 2024	$273,625	$273,625
Revolving Credit Facility, maturing December 2026	—	—
Secured Notes, maturing January 2026	925,000	925,000
Unsecured Notes, maturing April 2026	475,000	475,000
Mortgage Notes, various maturities	123,579	145,572
Construction Loan, maturing February 2026	8,657	—
Other debt	4,122	4,122
Fair value adjustment	1,327	1,818
Total debt	1,811,310	1,825,137
Less unamortized debt discounts and issuance costs	(21,016)	(25,891)
Total debt less unamortized debt discount and issuance costs	1,790,294	1,799,246
Less current maturities	(15,046)	(23,527)
Long-term debt, less current maturities	$1,775,248	$1,775,719
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Term Loan Facility
The $850.0 million Term Loan Facility, which matures in December 2024, initially amortized at 0.25% quarterly, which required us to make three mandatory quarterly principal repayments of approximately $2.1 million during the year ended December 31, 2021. On October 13, 2021, we used a portion of net proceeds we received in connection with the IPO to pay down $575.7 million (including a $5.7 million prepayment penalty) of our Term Loan Facility. As a result of the pay down, we are no longer required to make quarterly principal payments on the Term Loan Facility prior to its maturity. At September 30, 2022, the Term Loan Facility loan balance was $273.6 million, with interest due at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.75% or base rate plus 3.75%, in either case subject to a 1.00% rate floor.
Revolving Credit Facility
Our Revolving Credit Facility provides for a $475.0 million revolver and matures in December 2026, or earlier as detailed above under “—Senior Secured Credit Facility.” At September 30, 2022, there were no outstanding borrowings on the Revolving Credit Facility and there were $31.7 million of outstanding letters of credit, resulting in total revolver availability of $443.3 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.25% or base rate plus 3.25%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the nine months ended September 30, 2022 was 4.97% and $43.1 million, respectively. The highest month-end balance during that same period was $100.0 million.
Secured Notes
On January 22, 2021, Life Time, Inc. issued the Secured Notes in an aggregate principal amount of $925.0 million. These notes mature in January 2026 and interest only payments are due semi-annually in arrears at 5.75%. Life Time, Inc. has the option to call the Secured Notes, in whole or in part, on one or more occasions, beginning on January 15, 2023, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to January 15, 2023, Life Time, Inc. may redeem up to 40.00% of the aggregate principal amount of the Secured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 105.75% of the principal amount of the Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Secured Notes and the related guarantees are our senior secured obligations and are secured on a first-priority basis by security interests on substantially all of our assets.
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
Mortgage Notes
Certain of our subsidiaries have entered into mortgage facilities with various financial institutions (collectively, the “Mortgage Notes”), which are collateralized by certain of our related real estate and buildings, including one of our corporate headquarters properties. The Mortgage Notes have varying maturity dates from February 2024 through August 2027 and carried a weighted average interest rate of 4.72% and 4.70% at September 30, 2022 and December 31, 2021, respectively. Payments of principal and interest on each of the Mortgage Notes are payable monthly on the first business day of each month. The Mortgage Notes contain customary affirmative covenants, including but not limited to, payment of property taxes, granting of lender access to inspect the properties, maintenance of the properties, providing financial statements, providing estoppel certificates and lender consent to leases. The Mortgage Notes also contain various customary negative covenants, including, but not limited to, restrictions on transferring the property, change in control of the borrower and changing the borrower’s business or principal place of business. As of September 30, 2022, we were

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
either in compliance in all material respects with the covenants associated with the Mortgage Notes or the covenants were not applicable.
During the nine months ended September 30, 2022, we closed on a sale-leaseback transaction that included certain properties that served as collateral for one of the Mortgage Notes. Accordingly, we used a portion of the net cash proceeds we received from the sale-leaseback transaction to pay off in full the then outstanding principal balance of $4.6 million associated with this Mortgage Note. For more information regarding the sale-leaseback transactions that were consummated during the nine months ended September 30, 2022, see Note 7, Leases.
Construction Loan
On January 22, 2021, we closed on a construction loan (the “Construction Loan”) providing up to $28.0 million to partially finance the construction of a Life Time Living location. The Construction Loan has a maturity date of February 15, 2026 and is collateralized by the property. Borrowings under the Construction Loan bear interest at a variable annual rate of no less than 4.80%. Interest only payments are due monthly beginning April 15, 2022 and continuing through February 15, 2024. Beginning March 15, 2024, based on the principal balance due as of February 15, 2024, monthly principal and interest installment payments will be due in an amount sufficient to fully amortize the principal balance at maturity. At September 30, 2022, there were $8.7 million of outstanding borrowings on the Construction Loan. There were no outstanding borrowings as of December 31, 2021.
Debt Discounts and Issuance Costs
Unamortized debt discounts and issuance costs associated with the Term Loan Facility, Secured Notes, Unsecured Notes and Construction Loan of $21.0 million and $25.9 million are included in Long-term debt, net of current portion on our condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.
Unamortized revolver-related debt issuance costs of $3.3 million and $4.0 million are included in Other assets on our condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.
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
As of September 30, 2022, we were either in compliance in all material respects with the covenants under the Credit Facilities, or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at September 30, 2022 were as follows:

October 2022 through September 2023	$15,046
October 2023 through September 2024	64,033
October 2024 through September 2025	286,140
October 2025 through September 2026	1,421,714
October 2026 through September 2027	19,953
Thereafter	3,097
Total future maturities of long-term debt	$1,809,983

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
7. Leases
Lease Cost
Lease cost included in our condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Classification in Condensed Consolidated Statements of Operations
	2022	2021
Lease cost:
Operating lease cost	$60,761	$50,987	Rent
Short-term lease cost	610	281	Rent
Variable lease cost	1,842	1,245	Rent
Finance lease cost:
Amortization of right-of-use assets	336	380	Depreciation and amortization
Interest on lease liabilities	22	42	Interest expense, net of interest income
Total lease cost	$63,571	$52,935
Lease cost included in our condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 consisted of the following:

	Nine Months Ended September 30,		Classification in Condensed Consolidated Statements of Operations
	2022	2021
Lease cost:
Operating lease cost	$173,670	$150,475	Rent
Short-term lease cost	1,485	747	Rent
Variable lease cost	4,011	3,330	Rent
Finance lease cost:
Amortization of right-of-use assets	1,026	1,119	Depreciation and amortization
Interest on lease liabilities	79	140	Interest expense, net of interest income
Total lease cost	$180,271	$155,811
Operating and Finance Lease Right-of-Use Assets and Lease Liabilities
Operating and finance lease right-of-use assets and lease liabilities were as follows:

	September 30, 2022	December 31, 2021	Classification on Condensed Consolidated Balance Sheets
Lease right-of-use assets:
Operating leases	$2,148,828	$1,864,528	Operating lease right-of-use assets
Finance leases (1)	1,180	2,073	Other assets
Total lease right-of-use assets	$2,150,008	$1,866,601
Lease liabilities:
Current
Operating leases	$50,746	$46,315	Current maturities of operating lease liabilities
Finance leases	921	1,374	Accrued expenses and other current liabilities
Non-Current
Operating leases	2,206,753	1,909,883	Operating lease liabilities, net of current portion
Finance leases	298	757	Other liabilities
Total lease liabilities	$2,258,718	$1,958,329
(1)     Finance lease right-of-use assets were reported net of accumulated amortization of $2.8 million and $2.4 million at September 30, 2022 and December 31, 2021, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our operating and finance lease liabilities at September 30, 2022 were as follows:

September 30, 2022
Weighted-average remaining lease term (1)
Operating leases	18.0 years
Finance leases	1.4 years
Weighted-average discount rate
Operating leases	8.23%
Finance leases	6.06%
(1)    The weighted-average remaining lease term associated with our operating and finance lease liabilities does not include all of the optional renewal periods available to us under our current lease arrangements. Rather, the weighted-average remaining lease term only includes periods covered by an option to extend a lease if we are reasonably certain to exercise that option.
Sale-Leaseback Transactions
During the nine months ended September 30, 2022, we entered into and consummated sale-leaseback transactions involving nine properties with two unrelated third parties. Under these transactions, we sold nine properties with a combined net book value of $285.6 million for $375.0 million, which was reduced by transaction costs of $1.5 million, for net cash proceeds of $373.5 million. The estimated fair value of the properties sold was $385.1 million. Accordingly, the aggregate sales price associated with these arrangements was increased by $10.1 million, which resulted in the recognition of a gain of $98.0 million on these transactions. This gain is included in Other operating (income) expense in our condensed consolidated statements of operations.
Supplemental Cash Flow Information
Supplemental cash flow information associated with our operating and finance leases is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$146,366	$137,942
Operating cash flows from finance leases	79	140
Financing cash flows from finance leases	1,043	1,133
Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	316,071	194,021
Finance leases	142	1,150
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	7,366	(5,357)
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	10,090	9,500

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Maturities of Operating and Finance Lease Liabilities
The maturities associated with our operating and finance lease liabilities at September 30, 2022 are as follows:

	Operating Leases	Finance Leases	Total
October 2022 through September 2023	$220,452	$964	$221,416
October 2023 through September 2024	235,766	262	236,028
October 2024 through September 2025	238,287	43	238,330
October 2025 through September 2026	241,690	2	241,692
October 2026 through September 2027	242,275	1	242,276
Thereafter	3,316,891	—	3,316,891
Total lease payments	4,495,361	1,272	4,496,633
Less: Imputed interest	2,237,862	53	2,237,915
Present value of lease liabilities	$2,257,499	$1,219	$2,258,718
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
As of September 30, 2022, approximately 19.1 million shares were available for future awards to employees and other eligible participants under the 2021 Equity Plan.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The ESPP will permit participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s gross base compensation for services to us. On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of our common stock. The option will expire at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. We expect to have consecutive offering periods of approximately six months in length commencing on each June 1 and December 1 during the term of the ESPP. The purchase price for a share of our common stock will be 90% of the fair market value of a share on the enrollment date for such offering period or on the purchase date, whichever is lower, and subject to adjustment by our board of directors or compensation committee. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Upon exercise, the participant will purchase the number of whole shares that his or her accumulated payroll deductions will buy at the option purchase price, subject to the certain participation limitations. Participation will end automatically upon a participant’s termination of employment. No offering periods commenced under the ESPP during the three and nine months ended September 30, 2022.
Stock Options
During the nine months ended September 30, 2022, the Company granted approximately 1.0 million stock option awards under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date. The exercise price associated with each of these awards is not less than the fair market value per share of our common stock at the time of grant. The fair value of the options granted during the nine months ended September 30, 2022 was calculated using the Black-Scholes option pricing model. Approximately 0.2 million and 0.3 million of stock options were exercised during the three and nine months ended September 30, 2022, respectively. No stock options were exercised during the three and nine months ended September 30, 2021. As of September 30, 2022, options to purchase approximately 25.1 million shares of our common stock were outstanding, of which approximately 21.8 million were exercisable.
Share-based compensation expense associated with stock options for the three months ended September 30, 2022 was $2.7 million, of which $0.2 million, $2.4 million and $0.1 million is included in Center operations, General, administrative and marketing and Other operating (income) expense, respectively, in our condensed consolidated statements of operations. Share-based compensation expense associated with stock options for the nine months ended September 30, 2022 was $17.4 million, of which $1.5 million, $15.4 million and $0.5 million is included in Center operations, General, administrative and marketing and Other operating (income) expense, respectively, in our condensed consolidated statements of operations. No share-based compensation expense related to stock options was recognized during the three and nine months ended September 30, 2021. As of September 30, 2022, unrecognized share-based compensation expense related to stock options was approximately $20.1 million, which is expected to be recognized over a weighted average remaining period of 2.9 years.
Restricted Stock Units
During the nine months ended September 30, 2022, the Company granted approximately 1.6 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 1.3 million are time vesting awards and approximately 0.3 million are time vesting awards with a performance qualifier. Of the 1.6 million restricted stock unit awards that were granted during the nine months ended September 30, 2022, approximately 1.5 million vest in four ratable annual installments, approximately 0.1 million vest in two ratable annual installments and less than 0.1 million vest in approximately one annual installment, in each case subject to continuous employment or service from the grant date through the applicable vesting date. The majority of the awards that vest in two ratable annual installments were granted to executives as part of their incentive compensation for 2021, which had been recognized as an accrued compensation liability at December 31, 2021. The fair value of these restricted stock unit awards issued to executives was approximately $0.5 million. Accordingly, effective with the grant date associated with these restricted stock units, we recognized a $0.5 million decrease in Accrued expenses and other current liabilities and a $0.5 million increase in Additional paid-in capital on our condensed consolidated balance sheets. At September 30, 2022, approximately 2.8 million restricted stock units were outstanding.
Share-based compensation expense associated with restricted stock units for the three months ended September 30, 2022 was $3.1 million, of which $0.4 million, $2.6 million and $0.1 million is included in Center operations, General, administrative and marketing and Other operating (income) expense, respectively, in our condensed consolidated statements of operations. Share-based compensation expense associated with restricted stock units for the nine months ended September 30, 2022 was $10.8 million, of which $0.9 million, $9.7 million and $0.2 million is included in Center

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
operations, General, administrative and marketing and Other operating (income) expense, respectively, in our condensed consolidated statements of operations. Share-based compensation expense associated with restricted stock units for the three months ended September 30, 2021 was $1.8 million, all of which is included in General, administrative and marketing in our condensed consolidated statements of operations. Share-based compensation expense associated with restricted stock units for the nine months ended September 30, 2021 was $2.9 million, all of which is included in General, administrative and marketing in our condensed consolidated statements of operations. As of September 30, 2022, unrecognized share-based compensation expense related to restricted stock units was approximately $35.3 million, which is expected to be recognized over a weighted average remaining period of 3.1 years.
Restricted Series A Preferred Stock
Share-based compensation expense associated with a restricted Series A convertible participating preferred stock (“Series A Preferred Stock”) award for the three and nine months ended September 30, 2021 was $2.3 million and $4.0 million, respectively, all of which is included in General, administrative and marketing in our condensed consolidated statements of operations. Upon the consummation of the IPO, the shares of restricted Series A Preferred Stock associated with this award automatically converted into shares of restricted common stock. As of the conversion date, all share-based compensation expense related to this award of restricted Series A Preferred Stock had been recognized. No share-based compensation expense related to restricted Series A Preferred Stock was recognized during the three and nine months ended September 30, 2022.
Restricted Common Stock
Share-based compensation expense associated with the shares of restricted common stock that were issued upon the automatic conversion of the restricted Series A Preferred Stock, as noted immediately above in “—Restricted Series A Preferred Stock,” for the nine months ended September 30, 2022 was $5.0 million, all of which is included in General, administrative and marketing in our condensed consolidated statements of operations. These restricted shares were fully vested as of April 4, 2022, and there is no unrecognized share-based compensation expense related to these shares. No share-based compensation expense related to restricted common stock was recognized during the three and nine months ended September 30, 2021.
9. Income Taxes
For the three months ended September 30, 2022, the provision for income taxes was $3.4 million. For the nine months ended September 30, 2022, the benefit from income taxes was $3.5 million. The effective tax rate was 12.1% and 18.2% for these same periods, respectively. For the three and nine months ended September 30, 2021, the benefit from income taxes was $12.0 million and $58.9 million, respectively. The effective tax rate was 20.9% and 17.7% for these same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended September 30, 2022 is lower than our federal statutory rate of 21% and reflects a decrease in the projected valuation allowance associated with certain of our deferred tax assets, partially offset by deductibility limitations associated with executive compensation and an increase in the state income tax provision. The effective tax rate applied to our pre-tax loss for the nine months ended September 30, 2022 is lower than our federal statutory rate of 21% and reflects deductibility limitations associated with executive compensation, partially offset by a decrease in the projected valuation allowance associated with certain of our deferred tax assets.
Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies and future expectations of income. Based upon this analysis, a decrease to the valuation allowance of $4.5 million and $3.4 million was recorded during the three and nine months ended September 30, 2022, respectively, to adjust our net deferred tax assets to an amount that is more likely than not to be realized.
10. Income (Loss) Per Share
For the three and nine months ended September 30, 2022, our potentially dilutive securities include stock options and restricted stock units. For the three and nine months ended September 30, 2021, our potentially dilutive securities include stock options, restricted stock units, outstanding shares of Series A Preferred Stock and unvested restricted Series A Preferred Stock. Due to the net loss that we recognized during the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, the potentially dilutive shares of common stock associated with these equity-based securities were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The following table sets forth the calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$24,732	$(45,442)	$(15,519)	$(274,599)
Dividends accrued on Series A Preferred Stock	—	(6,126)	—	(16,414)
Income (loss) available to common stockholders	$24,732	$(51,568)	$(15,519)	$(291,013)

Weighted-average common shares outstanding – basic	193,918	145,196	193,364	145,196
Dilutive effect of stock-based compensation awards	4,463	—	—	—
Weighted-average common shares outstanding – diluted	198,381	145,196	193,364	145,196

Income (loss) per common share – basic	$0.13	$(0.36)	$(0.08)	$(2.00)
Income (loss) per common share – diluted	$0.12	$(0.36)	$(0.08)	$(2.00)
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	6,060	24,118	25,139	24,118
Restricted stock units	2,658	610	2,786	610
Outstanding shares of Series A Preferred Stock	—	5,430	—	5,430
Unvested restricted Series A Preferred Stock	—	500	—	500
Potential common shares excluded from the weighted average share calculations	8,718	30,658	27,925	30,658
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
12. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from September 30, 2022 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no other such events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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

Business
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of more than 1.4 million individual members, who together comprise more than 776,000 memberships, as of September 30, 2022. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 150 centers—distinctive, resort-like athletic country club destinations—across 29 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs, which are located in both affluent suburban and urban locations, total more than 15 million square feet in the aggregate. As of September 30, 2022, we had 17 new centers under construction and we believe we have significant opportunities to continue expanding our portfolio of premium centers with 12 planned new centers for 2022 and 11 new centers planned for 2023 in increasingly affluent markets. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 32,000 Life Time team members, including over 8,700 fitness professionals, ranging from personal trainers to studio performers. Our members are highly engaged and draw inspiration from the experiences and community we have created. Our center memberships increased from 649,373 at December 31, 2021 to 728,729 at September 30, 2022 as the trend of diminishing negative impacts from COVID-19 has continued.
We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which enabled us to consistently grow our annual membership dues and in-center revenue for 20 consecutive years, prior to the impact of the COVID-19 pandemic. We have been focused on returning to consistent annual growth in our membership dues and in-center revenue. For the nine months ended September 30, 2022 and 2021, our recurring membership dues and enrollment fees represented 70.1% and 70.0%, respectively, of our total Center revenue, while our in-center revenue, consisting of Life Time Training, LifeCafe, LifeSpa, Life Time Swim and Life Time Kids, among other services, represented 29.9% and 30.0%, respectively, of our total Center revenue. Our average revenue per center membership increased to $1,885 for the nine months ended September 30, 2022 compared to $1,554 for the nine months ended September 30, 2021, which demonstrates the significant value that our members place on engaging with Life Time. As we delivered and continued to enhance and broaden the premium experiences for our members, we have strategically increased our membership dues across most of our new and existing centers. We believe we can continually refine our pricing as we deliver exceptional experiences and find the optimal balance among the number of memberships per center, the member experience and maximizing our return for each center. We expect average revenue per center membership to continue to increase compared to the same period in the prior year as we acquire new members and open new centers in increasingly affluent markets.
We offer a variety of convenient month-to-month memberships with no long-term contracts. We define memberships for our centers in two ways: Center memberships and Digital On-hold memberships. A Center membership is defined as one or more adults, plus any juniors under the age of 14. Our base memberships provide individuals general access (with some amenities excluded) to a selected home center and all centers with the same or lower base monthly dues rate. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, market presence, demographic nature, population density, competition, initial investment in the center and available services and amenities. Digital On-hold memberships do not provide access to our centers and are for those members who want to maintain certain member benefits including our Life Time Digital membership and the right to convert to a Center membership without paying enrollment fees.

We continue to evolve our premium lifestyle brand in ways that elevate and broaden our member experiences and allow our members to more easily and regularly integrate health, fitness and wellness into their lives. For example, we are offering new types of Center memberships and communities, including our signature membership that includes unlimited small group training and priority registrations, and our ARORA community focused on members aged 55 years and older. We also continue to enhance our digital platform to deliver a true omni-channel experience for our members. Our Life Time Digital offering delivers live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place. Elevating our member experiences and delivering a connected and digital environment requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we see the returns on our investments.
We also continue to expand our “Healthy Way of Life” ecosystem in response to our members’ desire to more holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also generally receive access to all of our resort-like athletic destinations across the United States and Canada. At September 30, 2022, 10 Life Time Work locations were open and operating. Additionally, we opened our first two Life Time Living locations, another asset-light extension of our “Healthy Way of Life” ecosystem, which offer luxury wellness-oriented residences. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members.
We have continued to actively monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. The inflation rate continues to be elevated in 2022, which has had an impact on our expenses in several areas, including wages, construction costs and other operating expenses. These inflationary impacts have resulted in pressure on our margin performance and an increase in our capital expenditures. The rising interest rate environment has also increased the cost of our Term Loan Facility and Revolving Credit Facility and may result in increased cap rates on future sale-leaseback transactions. We anticipate the remainder of fiscal year 2022 will continue to be a dynamic macroeconomic environment, including elevated levels of inflation and interest rates. We remain focused on providing exceptional experiences to our members, while also focusing on center efficiencies and expense control given our recovery of a significant portion of our center memberships and membership dues.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and nine months ended September 30, 2022 and 2021. The following information has been presented consistently for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	728,729	668,310	728,729	668,310
Digital On-hold memberships	47,273	85,045	47,273	85,045
Total memberships	776,002	753,355	776,002	753,355

Revenue Data
Membership dues and enrollment fees	69.9%	70.2%	70.1%	70.0%
In-center revenue	30.1%	29.8%	29.9%	30.0%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$335,717	$261,033	$916,895	$653,584
In-center revenue	144,278	110,967	390,603	280,106
Total Center revenue	$479,995	$372,000	$1,307,498	$933,690

Average Center revenue per center membership (1)	$660	$555	$1,885	$1,554
Comparable center sales (2)	25.6%	58.7%	35.7%	29.9%

Center Data
Net new center openings (3)	3	2	5	6
Total centers (end of period) (3)	156	155	156	155
Total center square footage (end of period) (4)	15,600,000	15,300,000	15,600,000	15,300,000

GAAP and Non-GAAP Financial Measures
Net income (loss)	$24,732	$(45,442)	$(15,519)	$(274,599)
Net income (loss) margin (5)	5.0%	(11.8)%	(1.1)%	(28.7)%
Adjusted EBITDA (6)	$70,975	$47,031	$174,697	$32,277
Adjusted EBITDA margin (6)	14.3%	12.2%	12.9%	3.4%
Center operations expense	$295,253	$231,996	$814,383	$625,322
Pre-opening expenses (7)	$5,350	$633	$9,296	$5,304
Rent	$63,213	$52,513	$179,166	$154,552
Non-cash rent expense (open properties) (8)	$6,762	$2,161	$14,850	$3,824
Non-cash rent expense (properties under development) (8)	$4,907	$3,166	$12,454	$7,722
Net cash provided by (used in) operating activities	$44,995	$(2,283)	$125,320	$(15,322)
Free cash flow before growth capital expenditures (9)	$7,359	$(38,633)	$5,506	$(99,458)

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
(3)    Net new center openings are the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. As of September 30, 2022, all of our 156 centers were open.
(4)    Total center square footage (end of period) reflects the aggregate fitness square footage, which we use as a metric for evaluating the efficiencies of a center as of the end of the period. The square footage figures exclude areas used for tennis courts, outdoor swimming pools, outdoor play areas and stand-alone Work, Sport and Swim locations. These figures are approximations.
(5)    Net income (loss) margin is calculated as net income (loss) divided by total revenue.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
Net income (loss)	$24,732	$(45,442)	$(15,519)	$(274,599)
Interest expense, net of interest income (a)	27,696	39,849	84,732	176,144
Provision for (benefit from) income taxes	3,401	(11,981)	(3,456)	(58,867)
Depreciation and amortization	56,400	57,977	171,680	177,005
Share-based compensation expense (b)	5,803	4,078	33,214	6,959
COVID-19 related expenses (credits) (c)	354	(221)	937	(410)
(Gain) loss on sale-leaseback transactions (d)	(48,583)	2,227	(98,167)	3,057
Capital transaction costs (e)	—	588	255	588
Legal settlements (f)	—	(44)	—	(44)
Other (g)	1,172	—	1,021	2,444
Adjusted EBITDA	$70,975	$47,031	$174,697	$32,277
(a)    For the nine months ended September 30, 2021, we incurred a non-cash expense of $41.0 million related to the extinguishment of a related party secured loan and $18.3 million related to the write-off of debt discounts and issuances costs in connection with the extinguishment of our prior term loan facility, senior unsecured notes and the related party secured loan.
(b)    Share-based compensation expense recognized during the three and nine months ended September 30, 2022 is associated with stock options, restricted stock and restricted stock units. Share-based compensation expense recognized during the three and nine months ended September 30, 2021 was associated with restricted stock and restricted stock units. No share-based compensation expense was recognized during the three and nine months ended September 30, 2021 related to stock options because the vesting and exercisability of stock options granted by the Company up through September 30, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
(c)    Represents the incremental net expenses (credits) we recognized related to the COVID-19 pandemic. We adjust for these costs as they do not represent costs associated with our normal ongoing operations. We believe that adjusting for these costs provides a more accurate and consistent representation of our actual operating performance from period to period. For the three and nine months ended September 30, 2022, COVID-19 related expenses primarily consisted of legal-related costs in pursuit of our claim against Zurich. For more information regarding this claim, see Note 11, Commitments and Contingencies, to our condensed consolidated financial statements in this report. For the three and nine months ended September 30, 2021, COVID-19 related credits primarily consisted of the recovery of certain qualifying expenses under the CARES Act, partially offset by COVID-19 legal-related costs in pursuit of our claim against Zurich.

(d)    We adjust for the impact of gains or losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the gain on sale-leaseback transactions in the three and nine months ended September 30, 2022, see “Sale-Leaseback Transactions” within Note 7, Leases, to our condensed consolidated financial statements in this report.
(e)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature but excluding direct costs related to the IPO that were netted against the proceeds of the IPO.
(f)    We adjust for the impact of large class action and unusual legal settlements paid or recoveries received. These are non-recurring in nature and do not reflect costs associated with our normal ongoing operations.
(g)    Includes costs associated with incremental expenses related to a winter storm that resulted in historical freezing temperatures affecting our Texas region in 2021, severance and other transactions which are unusual and non-recurring in nature.
(7)    Represents non-capital expenditures associated with opening new centers, which are incurred prior to the commencement of a new center opening. The number of centers under construction or development, the types of centers and our costs associated with any particular center opening can vary significantly from period to period.
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
The following table provides a reconciliation from net cash provided by (used in) operating activities to free cash flow before growth capital expenditures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$44,995	$(2,283)	$125,320	$(15,322)
Center maintenance capital expenditures	(22,462)	(18,078)	(57,915)	(43,045)
Corporate capital expenditures	(15,174)	(18,272)	(61,899)	(41,091)
Free cash flow before growth capital expenditures	$7,359	$(38,633)	$5,506	$(99,458)
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
We re-opened our first center on May 8, 2020, and continued to re-open our centers as state and local governmental authorities permitted, subject to operating processes and protocols that we developed in consultation with an epidemiologist (MD/PhD) to provide a healthy and clean environment for our members and team members and to meet various governmental requirements and restrictions. The performance of our centers has improved significantly with that improvement having varied depending on various factors, including how early we were able to re-open them, whether we were required to close them again, their geographic location and applicable governmental restrictions. The performance of our centers was also impacted in 2021 as a result of the Delta variant and then again later in 2021 and into 2022 with the Omicron variant.

We have experienced a slightly faster recovery in our membership dues revenue compared to our in-center revenue. We expect membership dues revenue to remain a higher percentage of our total revenue in the near term and return to more historical levels over time. We continue to be encouraged by our improved business performance and the diminishing negative impacts from COVID-19; however, the full extent of the impact of COVID-19, including any new variants and any resulting operating restrictions, remains uncertain and is dependent on future developments that cannot be accurately predicted at this time.
Operations
As of September 30, 2022, all of our 156 centers were open and our total memberships were 776,002, an increase of 3.0% compared to 753,355 at September 30, 2021. Center memberships were 728,729, an increase of 9.0% compared to 668,310 at September 30, 2021. Digital On-hold memberships were 47,273, a decrease of 44.4% compared to 85,045 at September 30, 2021.
As the first nine months of 2022 have progressed, we have experienced a significant decrease in the COVID-19 related restrictions on our operations. While we are still utilizing certain of the processes we implemented to provide a healthy and clean environment for our members and team members, we are no longer subject to the stricter requirements such as face coverings, vaccine mandates or negative test results. We will continue to monitor governmental orders regarding the operations of our centers, as well as our center operating processes and protocols.
The rates of recovery for our centers and in-center businesses have progressed differently based upon considerations such as their geographic location, vaccination rates, impacts of variants, applicable government restrictions and guidance, and team member and member sentiment with respect to our center operating processes and protocols and working in and/or using our centers. While this uneven performance may continue, we are hopeful that as we continue to emerge from the COVID-19 pandemic and more time passes since the restrictive operating requirements have been lifted, our performance will begin to improve across the country and we will continue to see an increase in Center memberships and center utilization.
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
We also intend to continue to explore sale-leaseback transactions. During the nine months ended September 30, 2022, we completed sale-leaseback transactions associated with nine properties for aggregate gross proceeds of $375.0 million. For more information regarding the sale-leaseback transactions that were consummated during the nine months ended September 30, 2022, see Note 7, Leases, to our condensed consolidated financial statements included elsewhere in this report.
Investment in Business
We have continued to invest in our business to elevate and broaden our member experiences and drive additional revenue per center membership, including introducing new types of memberships, providing concierge-type member services, expanding our omni-channel offerings and improving our in-center services and products. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we achieve additional revenue per center membership. While we remain focused on providing exceptional experiences to our members, we are also focusing on center efficiencies and expense control given our recovery of a significant portion of our center memberships and membership dues.
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions. Approximately 64% of our centers are now leased, including approximately 92% of our new centers opened within the last five years, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings and terms of the leases for the new centers or sale-leaseback transactions.

Macroeconomic Trends
We have been actively monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. See “—Overview—Business” for additional information.
Share-Based Compensation
During the nine months ended September 30, 2022, we recognized share-based compensation expense associated with stock options, restricted stock and restricted stock units totaling approximately $33.2 million. During the nine months ended September 30, 2021, we recognized share-based compensation expense associated with restricted stock and restricted stock units totaling approximately $7.0 million. No share-based compensation expense related to stock options was recognized during the nine months ended September 30, 2021, because the vesting and exercisability of stock options granted by the Company up through September 30, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
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
Management has evaluated the development and selection of our critical accounting policies and estimates used in the preparation of the Company’s unaudited condensed consolidated financial statements and related notes and believes these policies to be reasonable and appropriate. Certain of these policies involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are, therefore, discussed as critical. Our most significant estimates and assumptions that materially affect the Company’s unaudited condensed consolidated financial statements involve difficult, subjective or complex judgments which management used while performing goodwill, indefinite-lived intangible and long-lived asset impairment analyses. Given the additional effects from the COVID-19 pandemic, these estimates can be more challenging, and actual results could differ materially from our estimates. As it relates to the long-lived asset impairment analyses that we have performed during both the three and nine months ended September 30, 2022 and 2021, we determined that certain projects were no longer deemed viable for construction, and that the previously capitalized site development costs associated with these projects were impaired. Accordingly, as it relates to these long-lived assets, we recognized impairment charges of $0.2 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
			As a Percentage of Total Revenue
	2022	2021	2022	2021
Revenue:
Center revenue	$479,995	$372,000	96.7%	96.6%
Other revenue	16,386	13,040	3.3%	3.4%
Total revenue	496,381	385,040	100.0%	100.0%
Operating expenses:
Center operations	295,253	231,996	59.5%	60.3%
Rent	63,213	52,513	12.7%	13.6%
General, administrative and marketing	57,139	45,304	11.5%	11.8%
Depreciation and amortization	56,400	57,977	11.4%	15.1%
Other operating (income) expense	(31,358)	14,796	(6.3)%	3.8%
Total operating expenses	440,647	402,586	88.8%	104.6%
Income (loss) from operations	55,734	(17,546)	11.2%	(4.6)%
Other (expense) income:
Interest expense, net of interest income	(27,696)	(39,849)	(5.5)%	(10.3)%
Equity in earnings (loss) of affiliate	95	(28)	—%	—%
Total other expense	(27,601)	(39,877)	(5.5)%	(10.3)%
Income (loss) before income taxes	28,133	(57,423)	5.7%	(14.9)%
Provision for (benefit from) income taxes	3,401	(11,981)	0.7%	(3.1)%
Net income (loss)	$24,732	$(45,442)	5.0%	(11.8)%
Total revenue. The $111.3 million increase in Total revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 reflects the continued improvement of our operations after the adverse impacts of COVID-19, which has been supported by our strategic investments in our business, the pricing initiatives we have implemented at the majority of our centers since the third quarter of 2021, which have resulted in higher average Center membership dues being charged during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, as well as the opening of three and five new centers during the three and nine months ended September 30, 2022, respectively.
With respect to the $108.0 million increase in Center revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:
•69.2% was from membership dues and enrollment fees, which increased $74.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase reflects the improvement in our Center memberships, which increased to 728,729 as of September 30, 2022 from 668,310 as of September 30, 2021 for the reasons noted above for Total revenue; and
•30.8% was from in-center revenue, which increased $33.3 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our services by our members as our operations continue to improve after the adverse impacts of COVID-19, which has been supported by our strategic investments in our business.

The $3.3 million increase in Other revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by our athletic events business, as we experienced a higher level of event participation during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 when COVID-19 had reduced our event participation rates.
Center operations expenses. The $63.3 million increase in Center operations expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by increased staffing requirements resulting from increased usage of our centers and strategic investments in our business during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, the opening of three and five new centers during the three and nine months ended September 30, 2022, respectively, as well as higher labor and utility costs due to inflation during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Rent expense. The $10.7 million increase in Rent expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by our taking possession of nine properties since June 30, 2021 for future centers where we started incurring GAAP rent expense, most of which is non-cash, and the sale-leaseback of nine centers during the current year, five of which occurred during the three months ended September 30, 2022.
General, administrative and marketing expenses. The $11.8 million increase in General, administrative and marketing expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily driven by a $2.2 million increase in overhead costs that was primarily labor-related to enhance and broaden our member services and experiences, a $1.8 million increase in marketing and information technology expenses, a $1.6 million increase in share-based and incentive compensation expenses, a $1.4 million increase in public company-related expenses and a $1.3 million increase in severance costs.
Depreciation and amortization. The $1.6 million decrease in Depreciation and amortization for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 consists of $1.7 million lower depreciation, driven by the timing of sale-leaseback transactions, partially offset by $0.1 million higher amortization.
Other operating (income) expenses. Other operating income for the three months ended September 30, 2022 was $31.4 million, as compared to Other operating expenses of $14.8 million for the three months ended September 30, 2021. The $46.2 million change was primarily attributable to the recognition of a gain of $47.9 million on a sale-leaseback transaction associated with five properties that was completed during the three months ended September 30, 2022, partially offset by higher costs associated with our athletic events business, as we experienced a higher level of event participation during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Interest expense, net of interest income. The $12.2 million decrease in Interest expense, net of interest income for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was driven by a lower average level of outstanding borrowings during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Provision for (benefit from) income taxes. The provision for income taxes was $3.4 million for the three months ended September 30, 2022 as compared to the $12.0 million benefit from income taxes for the three months ended September 30, 2021. The effective tax rate was 12.1% and 20.9% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended September 30, 2022 is lower than our statutory rate of 21% and reflects a decrease in the valuation allowance associated with certain of our deferred tax assets, partially offset by deductibility limitations associated with executive compensation and an increase in the state income tax provision.
Net income (loss). As a result of the factors described above, net income was $24.7 million for the three months ended September 30, 2022 as compared to a net loss of $45.4 million for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
			As a Percentage of Total Revenue
	2022	2021	2022	2021
Revenue:
Center revenue	$1,307,498	$933,690	96.9%	97.5%
Other revenue	42,404	23,835	3.1%	2.5%
Total revenue	1,349,902	957,525	100.0%	100.0%
Operating expenses:
Center operations	814,383	625,322	60.3%	65.3%
Rent	179,166	154,552	13.3%	16.1%
General, administrative and marketing	175,650	126,896	13.0%	13.3%
Depreciation and amortization	171,680	177,005	12.7%	18.5%
Other operating (income) expense	(56,605)	30,660	(4.2)%	3.2%
Total operating expenses	1,284,274	1,114,435	95.1%	116.4%
Income (loss) from operations	65,628	(156,910)	4.9%	(16.4)%
Other (expense) income:
Interest expense, net of interest income	(84,732)	(176,144)	(6.3)%	(18.4)%
Equity in earnings (loss) of affiliate	129	(412)	—%	—%
Total other expense	(84,603)	(176,556)	(6.3)%	(18.4)%
Loss before income taxes	(18,975)	(333,466)	(1.4)%	(34.8)%
Benefit from income taxes	(3,456)	(58,867)	(0.3)%	(6.1)%
Net loss	$(15,519)	$(274,599)	(1.1)%	(28.7)%
Total revenue. The $392.4 million increase in Total revenue for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 reflects the continued improvement of our operations after the adverse impacts of COVID-19, which has been supported by our strategic investments in our business, the pricing initiatives we have implemented at the majority of our centers since the third quarter of 2021, which have resulted in higher average Center membership dues being charged during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, as well the opening of five new centers during the nine months ended September 30, 2022.
With respect to the $373.8 million increase in Center revenue for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:
•70.4% was from membership dues and enrollment fees, which increased $263.3 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase reflects the improvement in our Center memberships, which increased to 728,729 as of September 30, 2022 from 668,310 as of September 30, 2021 for the reasons noted above for Total revenue; and
•29.6% was from in-center revenue, which increased $110.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our services as our operations continue to improve after the adverse impacts of COVID-19, which has been supported by our strategic investments in our business.

The $18.6 million increase in Other revenue for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by our athletic events business, as we experienced a higher level of event participation during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 when COVID-19 had reduced our event participation rates. Also, were able to produce more of our iconic events during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 when COVID-19 restrictions forced the cancellation of certain of our events.
Center operations expenses. The $189.1 million increase in Center operations expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was driven by increased staffing requirements resulting from increased usage of our centers and strategic investments in our business during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, the opening of five new centers during the nine months ended September 30, 2022, as well as higher labor and utility costs due to inflation during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Rent expense. The $24.6 million increase in Rent expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by our taking possession of nine properties since June 30, 2021 for future centers where we started incurring GAAP rent expense, most of which is non-cash, and the sale-leaseback of nine centers during the nine months ended September 30, 2022.
General, administrative and marketing expenses. The $48.8 million increase in General, administrative and marketing expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by a $24.1 million increase in share-based and incentive compensation expenses, a $9.4 million increase in overhead costs that was primarily labor-related to enhance and broaden our member services and experiences, a $6.8 million increase in marketing and information technology expenses, a $5.0 million increase in public company-related expenses and a $0.8 million increase in severance costs. No share-based compensation expense related to stock options was recognized during the nine months ended September 30, 2021, because the vesting and exercisability of stock options granted by the Company up through September 30, 2021 was contingent upon the occurrence of a change of control or an initial public offering.
Depreciation and amortization. The $5.3 million decrease in Depreciation and amortization for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 consists of $5.8 million lower depreciation, driven by the timing of sale-leaseback transactions, partially offset by $0.5 million higher amortization, driven by a facility license associated with an outdoor enthusiast and bicycling event that we acquired during the third quarter of 2021.
Other operating (income) expenses. Other operating income for the nine months ended September 30, 2022 was $56.6 million as compared to Other operating expenses of $30.7 million for the nine months ended September 30, 2021. The $87.3 million change was primarily attributable to the recognition of a gain of $98.0 million on sale-leaseback transactions associated with nine properties that were completed during the nine months ended September 30, 2022, partially offset by higher costs associated with our athletic events business, as we experienced a higher level of event participation and we were able to produce more of our iconic events during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Interest expense, net of interest income. The $91.4 million decrease in Interest expense, net of interest income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was driven by $41.0 million of non-cash expense that was recognized during the nine months ended September 30, 2021 in connection with the conversion of a related-party secured loan into Series A Preferred Stock, write-offs of debt issuance costs and original issuance discount costs totaling $18.3 million that were recognized during the nine months ended September 30, 2021 in connection with extinguished debt instruments, as well as a lower average level of outstanding borrowings during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Benefit from income taxes. The benefit from income taxes was $3.5 million for the nine months ended September 30, 2022 as compared to $58.9 million for the nine months ended September 30, 2021. The effective tax rate was 18.2% and 17.7% for those same periods, respectively. The change in benefit from income taxes was primarily attributable to the decrease in our loss before income taxes for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The effective tax rate applied to our pre-tax loss for the nine months ended September 30, 2022 is lower than our statutory rate of 21% and reflects deductibility limitations associated with executive compensation, partially offset by a decrease in the projected valuation allowance associated with certain of our deferred tax assets.
Net loss. As a result of the factors described above, net loss decreased by $259.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the development of new centers, lease requirements and debt service, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated fitness equipment and member experiences. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility and through sale-leaseback transactions.
We have taken significant actions to improve our liquidity. During 2021, we refinanced a significant portion of our outstanding debt. For information regarding the refinancing actions we took during 2021, see Note 6, Debt, to our condensed consolidated financial statements in this report. Additionally, we consummated our IPO in October 2021. During the nine months ended September 30, 2022, we completed sale-leaseback transactions associated with nine properties. In addition, we continue to explore potential sale-leaseback opportunities for a number of our properties. For more information regarding the sale-leaseback transactions that were consummated during the nine months ended September 30, 2022, see Note 7, Leases, to our condensed consolidated financial statements included in this report. We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business.
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
As of September 30, 2022, there were no outstanding borrowings under our Revolving Credit Facility and there were $31.7 million of outstanding letters of credit. As of September 30, 2022, total cash and revolver availability was $540.7 million, consisting of total cash and cash equivalents, exclusive of restricted cash, of $97.4 million and total revolver availability of $443.3 million.
The following table sets forth our condensed consolidated statements of cash flows data (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in) operating activities	$125,320	$(15,322)
Net cash used in investing activities	(37,480)	(138,190)
Net cash (used in) provided by financing activities	(11,708)	165,129
Effect of exchange rates on cash and cash equivalents	(700)	15
Increase in cash and cash equivalents	$75,432	$11,632
Operating Activities
The $140.6 million increase in cash provided by operating activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily the result of higher profitability due to the recovery from the impact of COVID-19 on our business.
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
The $100.7 million decrease in cash used in investing activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by a higher amount of proceeds that we received from sale-leaseback transactions, partially offset by a higher level of new center construction activity during the nine months ended September 30, 2022.

The following schedule reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Growth capital expenditures, net of construction reimbursements (1)	$119,670	$43,418	$290,132	$117,605
Center maintenance capital expenditures	22,462	18,078	57,915	43,045
Corporate capital expenditures	15,174	18,272	61,899	41,091
Total capital expenditures	$157,306	$79,768	$409,946	$201,741
(1)    Growth capital expenditures include new center land and construction, growth initiatives, major remodels of acquired centers and the purchase of previously leased centers.
The $208.2 million increase in total capital expenditures for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by higher growth capital expenditures for new centers, continued investments in technology and corporate capital expenditures related to Life Time Work.
Financing Activities
The $176.8 million decrease in cash provided by financing activities for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily driven by net proceeds we received from borrowings under our Term Loan Facility, Secured Notes and Unsecured Notes during the nine months ended September 30, 2021.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At September 30, 2022, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At September 30, 2022, there were no outstanding borrowings on the Revolving Credit Facility and $31.7 million of outstanding letters of credit, resulting in total revolver availability of $443.3 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.25% or base rate plus 3.25%. Our Term Loan Facility is also subject to variable rates of LIBOR plus 4.75% or base rate plus 3.75% and had an outstanding balance of $273.6 million at September 30, 2022.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1	Employment Agreement by and between Robert Houghton and Life Time Group Holdings, Inc., effective as of August 28, 2022.	8-K	001-40887	10.1	8/29/2022
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: November 9, 2022	By:	/s/ Robert Houghton
Robert Houghton
Executive Vice President & Chief Financial Officer