Form 10-K
period 2022-12-31
Life Time Group Holdings, Inc.
filed 2023-03-08
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $378.1 million (based upon the closing sale price of the common stock on that date on the NYSE).
As of March 6, 2023, the registrant had 194,791,585 shares of common stock outstanding, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2023, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our plans, strategies and prospects, both business and financial, including our financial outlook, possible or assumed future actions, opportunities for growth and margin expansion, consumer demand, industry and economic trends, business strategies, events or results of operations. These forward-looking statements are included throughout this Annual Report, including in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the section entitled “Risk Factors.” These statements may be preceded by, followed by or include the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
The forward-looking statements contained in this Annual Report are based on management’s current beliefs and assumptions and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including as summarized immediately below under “—Summary Risk Factors” and as detailed under the section entitled “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, or SEC, and are accessible on the SEC’s website at www.sec.gov.
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
Risks Relating to Our Business Operations and Competitive Environment
•our ability to attract and retain members and to optimize annual revenue per center membership;
•competition in the health, fitness and wellness industry;
•the environments in which we operate, including with respect to the macroeconomy, the political climate, global pandemics or other health crises, severe weather, natural disasters, hostilities, gun violence and social unrest;
•rising costs related to our business, including construction of new centers, employees and maintenance and operation of our existing centers, and our inability to pass these cost increases through to our members;
•seasonal and quarterly variations in our revenues and results of operations;
•our dependence on third-party suppliers for equipment and certain products and services;

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
•increased investments in future centers in wealthier demographic areas or increased construction and development costs and the risk that the level of return will not meet our expectations;
•delays in new center openings;
•strains on our management, employees, information systems and internal controls;
•costs we may incur in the development and implementation of new businesses or strategies with no guarantee of success;
•risks relating to acquisitions and investments, including our inability to acquire or invest in suitable businesses or, if we do acquire them, risks relating to asset impairment or the integration of the business into our own;
Risks Relating to Our Technological Operations
•our ability to deliver connected and digital experiences and to adapt to significant and rapid technological changes;
•our inability to properly maintain the operations, integrity and security of our systems and data or the data of our members, guests and employees, to comply with applicable privacy laws, or to strategically implement, upgrade or consolidate existing information systems;
•disruptions and failures involving our information systems;
•risks related to automated clearing house (“ACH”), credit card, debit card and digital payments we accept;
Risks Relating to Our Capital Structure and Lease Obligations
•our ability to generate cash flow to service our substantial debt and lease obligations;
•our ability to operate our business under the restrictions in our senior secured credit facilities, indentures and leases that limit our current and future operating flexibility;
•our ability to obtain additional capital;
Risks Relating to Our Human Capital
•our inability to retain our key employees, hire additional highly qualified employees or optimize our support structure;
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
Who We Are
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of nearly 1.4 million individual members, who together comprise more than 776,000 memberships, as of December 31, 2022. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 160 centers—distinctive, resort-like athletic country club destinations—across 29 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance and has driven our growth as we have emerged from the COVID-19 pandemic. In 2022, we generated $1,823 million of revenue, a net loss of $2 million and $282 million in Adjusted EBITDA. In 2021, a year in which we experienced an initial recovery from the impacts of COVID-19, we generated $1,318 million of revenue, a net loss of $579 million and $80 million in Adjusted EBITDA. In 2020, which was significantly impacted by the COVID-19 pandemic due to the closure of our clubs by governmental authorities, we generated $948 million of revenue, a net loss of $360 million and $(63) million in Adjusted EBITDA. In 2019, the year before the adverse impacts of the pandemic, we generated $1,900 million of revenue, net income of $30 million and $438 million in Adjusted EBITDA.
Our luxurious athletic country clubs, which are located in both affluent suburban and urban locations, total approximately 16 million square feet in the aggregate. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 34,000 Life Time team members, including over 8,800 certified fitness professionals, ranging from personal trainers to studio performers. Our members are highly engaged and draw inspiration from the experiences and community we have created. We believe this engagement and inspiration has fueled our recovery as we have implemented several strategic initiatives to further enhance our member experiences and drive significant increases in center usage and higher center memberships as we have emerged from the pandemic and approach or exceed our 2019 pre-pandemic performance levels. For example, we had 124 average visits per membership to our centers in 2022, 113 average visits per membership to our centers in 2021 and 69 average visits per membership to our centers in 2020 despite the COVID-19 pandemic. We had 108 average visits per membership to our centers in 2019. Similarly, our average revenue per center membership increased to $2,528 in 2022 compared to $2,098 and $1,317 in 2021 and 2020, respectively, and compared to $2,172 in 2019.

The table below displays the wide assortment of amenities, services, activities and events found at our centers:

Amenities	Services	Activities and Events
Indoor and Outdoor Pools
Group Fitness Studios
Cycle Studios
Yoga & Pilates Studios
Indoor and Outdoor Tennis Courts
Pickleball Courts
LifeCafe with Poolside Service
Bar and Lounge with Wi-Fi
Free Weight and Resistance Equipment
Cardiovascular Equipment
Steam Room and Sauna
Racquetball and Squash Spaces
Locker Rooms
Child Center and Kids Academy
Basketball/Volleyball Courts

Dynamic Personal Training
Small Group Training
ARORA
Weight Loss Coaching
Nutrition Coaching
LifeSpa and Medi-spa
Physical Therapy and Chiropractic
Assessments and Lab Testing
Sport Specific Coaching
Endurance Coaching
Swim Lessons and Team Coaching
Towel and Locker Service

Athletic Leagues and Tournaments
Kids’ Birthday Parties
Summer and Vacation Camps for Kids
Sports Training Camps
Athletic Events
Social Events
Outdoor Group Runs
Outdoor Group Cycle Rides
Swim Meets
Charity Events

Our footprint of athletic country clubs as of December 31, 2022:

1
22
3
1
9
6
7
1
1
3
6
2
13
2
6
4
1
6
2
2
5
5
2
4
6
2
1
7
27
4

We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which enabled us to consistently grow our annual membership dues and in-center revenues for 20 consecutive years, prior to the impact of the COVID-19 pandemic. As detailed below, we have been strategic in building our business back from the pandemic with the intent to return to consistent annual growth in our membership dues and in-center revenue. As of December 31, 2022, 2021 and 2020, our recurring membership dues and enrollment fees represented 71%, 71% and 70%, respectively, of our total Center revenue, while our in-center revenue, consisting of Dynamic Personal Training, LifeCafe, LifeSpa, Life Time Swim and Life Time Kids, among other services, represented 29%, 29% and 30%, respectively, of our total Center revenue.

Our Growth Strategies and Member Experience Initiatives
We have built a strong foundation with an engaged membership base in pursuit of a healthy way of living. We are now executing on several offensive strategies to grow our business and drive our memberships and revenue per center membership. We are elevating our member experiences through new and improved in-center service offerings, types of memberships, concierge-type member services and omni-channel offerings. We are also expanding the number of our centers in an asset-light model that targets higher income members, higher average annual revenue per center membership and higher returns on invested capital. With the strong recovery of our membership dues revenue, we have also been able to focus on margin expansion. We believe we have opportunities to continue to expand margins as we benefit from higher dues revenue and as we continue to optimize the roll-out of our strategic initiatives and improve the efficiency of our club operations and corporate office.
Increase Revenue per Center Membership
We believe we will be able to continue to increase revenue from our members and grow our membership base by continuing to execute on the following initiatives that enhance our member experiences and brand awareness, add new members and retain current members longer:
•Expand and elevate in-center service offerings that generate incremental revenue. We continue to evolve our premium lifestyle brand in ways that elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. Our offerings cater to all types of interests and levels and drive increased center usage and spend by members.
◦Our strategic initiatives, including pickleball, Dynamic Personal Training, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, are driving significant increases in unique participants or total sessions in these areas.
◦Our shift from a sales-driven culture to delivering a concierge-type experience to our members is enhancing how we interact with prospective and existing members.
◦Our new membership offerings, including our signature membership that includes unlimited small group training and priority registrations, are driving broader appeal, higher memberships and longer member retention.
•Optimize revenue per Center membership. During the pandemic, we came to believe that we had been under-valuing the experiences delivered to our engaged members and that certain members would likely not return following the pandemic. We thus began to implement a new pricing strategy coming out of the pandemic. As we continued to enhance and broaden the premium experiences for our members, we strategically increased our membership dues across most of our new and existing centers, particularly for our new member join rates. New members are thus joining at higher membership dues rates and are incrementally more profitable than the members we lose. As expected, our total center memberships have not fully recovered to their 2019 pre-pandemic levels, but for the first time in January 2023, our membership dues revenue exceeded our January 2020 pre-pandemic membership dues revenue for centers opened at the end of 2019. We believe we can continue to refine our pricing, and transition existing memberships to higher membership prices or tiers, as we deliver exceptional experiences and find the optimal balance among memberships per center, the member experience and financial returns for each center. We expect average revenue per center membership to continue to increase compared to the prior year as we add new members and open new centers in increasingly affluent markets. We also expect our revenue to grow as our mature centers continue to ramp in their performance after the adverse effects from the COVID-19 pandemic.
Expanded National Footprint and Strategic Focus on Locations in Affluent Metropolitan Statistical Areas
We believe we have significant whitespace opportunity for our premium athletic country clubs across the United States and Canada, as well as internationally. Over the last five-plus years, we have expanded our footprint on the East and West coasts, and increased our presence in premium, urban and coastal areas such as Boston, Chicago, New York City, Florida and California. Our new center expansion initiatives are focused on strategic locations that will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. Our geographic and upscale expansion has been enabled by our flexible center formats, which can be modified to accommodate traditional suburban, vertical residential, urban and mall/retail locations.

We opened 10, six and three new centers in 2022, 2021 and 2020, respectively, and plan to open 18 to 20 new centers over the next two years in increasingly affluent areas. Our new centers historically have ramped to maturity over four years with a high level of consistency. As we open new centers each year and as our new centers ramp to maturity, we believe this ramping club dynamic will provide further support and predictability to our overall revenue and earnings growth.
We also intend to supplement our organic growth through acquisitions. We have acquired, and expect to continue to acquire, centers as well as events and services that complement our offerings. Our acquisitions can be single assets or portfolios of assets. We take a disciplined approach to sourcing, acquiring and integrating high quality assets and/or locations and complementary businesses that can help us continue to expand into new geographic areas, acquire key talent and offer new services and experiences. Our post-acquisition integration process often involves significant investments in both the acquired physical assets and human capital to improve each acquired site and to rebrand the look and feel of the center to create the Life Time brand experience for our members.
Asset-light, Flexible Real Estate Strategy
Approximately 65% of our centers are now leased, including approximately 90% of our new centers opened within the last five years, versus a predominantly owned real estate strategy prior to 2015. Our focus on a flexible real estate strategy has enabled us to develop a business model that targets a new center return on invested capital, after sale-leaseback proceeds or construction reimbursements, of over 40%, which is more than double historical trends before implementing this strategy. This strategy has also allowed us to grow the number of centers in a more cost-effective manner and to enter attractive urban and coastal markets with premium centers where the price of real estate had historically been a deterrent to entry.
Expanded Memberships and Omni-Channel Membership Offerings
We believe the importance of health, fitness and wellness coupled with the structural shift of consumer preferences toward experiential and proactive health and wellness spending creates new opportunities for us to leverage our “Healthy Way of Life” lifestyle brand. As our business model evolves and our membership base grows, we expect to leverage our brand reputation and deep understanding of the member experience to add a growing portfolio of products and services to our omni-channel platform. For example, we are leveraging our asset base to add pickleball courts across the country with the goal of becoming the largest pickleball provider in the United States. We are also focused on tapping into a growing active aging market with our ARORA programming and services. While our operations are predominantly in the United States today, we also believe that we can leverage our brand reputation to expand internationally.
Our enhanced digital platform is delivering a true omni-channel experience for our members, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities, including our integrated digital app, in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place.
We are also expanding our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model, which offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. As of December 31, 2022, we had 11 Life Time Work locations in operation, with plans to open more in the coming years. Life Time Work members also generally receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, we have opened our first two Life Time Living locations, which offer luxury wellness-oriented residences in close proximity to one of our athletic country clubs. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development that we have not previously had. While we are in the early stages of capitalizing on this opportunity, we believe integrating how and where consumers live, work, move and play is a promising opportunity that Life Time is uniquely positioned to capture. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members wherever they are in the United States and Canada.

Our Competitive Strengths
We believe that the following strengths power our brand and business model:
Authentic, Premium “Healthy Way of Life” Brand
We have built Life Time into a premier health, fitness and wellness lifestyle brand, earning the trust of our members for over 30 years to make their lives healthier and happier. We believe that consumers equate our brand with the uncompromising quality, luxury and “Healthy Way of Life” experiences that Life Time offers. We have built this credibility and robust brand equity through our continuous focus on high quality member experiences delivered through what we believe to be the best programs with the best performers in the best places. We believe our brand loyalty will allow us to continue to grow our core business as well as expand our omni-channel platform in digital, work, living and other health, fitness and wellness experiences.
Differentiated and Uncompromising Experiences
Our athletic country clubs, together with our omni-channel platform, offer members an exceptional breadth of physical and digital experiences that meet or exceed their expectations:
•Full Suite of Comprehensive Offerings: Life Time offers an expansive array of amenities, services and activities, thereby enabling members to enjoy a “Healthy Way of Life” across a diverse and varied set of offerings. Whether taking advantage of our state-of-the-art fitness equipment, playing pickleball, engaging with our Dynamic Personal Training, small group training or ARORA community, partaking in summer camp for kids, competing in one of our sports leagues or relaxing in one of our pools or award-winning spas, Life Time members can enjoy a full end-to-end experience that enables an entire family to grow and develop, regardless of where they are in their health and wellness journey.
•World-Class Talent: We recruit, hire and certify those whom we believe are the best fitness professionals in the industry to empower, educate and entertain our members. In addition, to enhance our member experiences and drive consistency in our hospitality and services, we have a strong focus on team member culture, training and certification.
•Passionate Culture: Our focus on engagement among team members attracts and fosters our multi-generational member base. We value diversity, equity and inclusion at Life Time and strive to create a welcoming and inclusive culture. In addition, we foster community engagement through a wide range of events and activities, from parent-child dances, pool parties, charity runs and aged 55+ coffee hours to other social events and multi-day athletic events. During 2022, we organized approximately 11,170 events and served as a social and community hub for our members.
•Digital Offerings: Life Time Digital enables our members to experience many of our best offerings at their fingertips at any time and wherever they are located in the United States or Canada.
Loyal and Engaged Multi-Generational Membership Base with Attractive Demographics
Life Time’s breadth of premium services and offerings attracts people of all ages who want to lead healthier, happier lives. The power of our lifestyle brand, attractive member demographics, breadth of amenities and services and high utilization of our centers allow us to build deeply meaningful connections with our members, which are difficult for others in our industry to replicate fully. We have something for every generation, from young children attending our swim lessons and Kids Academy classes, teenagers engaged in our sports and agility training, adults engaged in our Dynamic Personal Training and small group training or more senior adults engaged in our ARORA community to members of all ages participating in pickleball, our iconic athletic events and a variety of our other in-center activities.
Our member base is primarily made up of members in affluent suburban and urban locations. We believe our membership base has a discretionary spending level that, on average, is less susceptible to adverse economic conditions. As of December 31, 2022, our members had a median household income of $143,000, 80% owned a home and approximately 60% of our members are part of a couples or family membership, and these members typically engage more fully within our centers. Approximately 58% of our members had at least a college education. Additionally, our gender mix is balanced and approximately 44% of our members are under 35 years of age and approximately 82% are under 55 years of age.
Flexible Real Estate Strategy with Nationwide Footprint
We have a diversified portfolio of over 160 resort-like athletic country club destinations that are primarily located in affluent markets across 29 states and one Canadian province. Over the last five years, we have transitioned to an asset-light strategy through sale-leaseback transactions and have adopted more strategic and flexible center formats that can be modified to accommodate various settings, including traditional suburban, vertical residential, urban and mall/retail locations. Our focus on a flexible real estate strategy since 2015 has enabled us to develop a business model that targets a new center return on invested capital, after sale-leaseback proceeds or construction reimbursements, of over 40%, which is more than double historical trends before implementing this strategy. This strategy has also allowed us to grow the number of centers in a more cost-effective manner and enter attractive urban and coastal markets with premium centers where the price of real estate had historically been a deterrent to entry. We also benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers. This internal expertise has also helped us control the cost and pace of capital expenditures, including in determining when to begin construction on a new location after we have purchased the land as we balance the timing of our growth with any inflationary, labor or supply pressures, and has also ensured a consistent feel across our centers.
We have developed a disciplined and sophisticated process to evaluate markets and specific sites in those markets where we may want to build new centers. This dynamic process is based upon demographic, psychographic and competitive criteria generated from profiles of our most successful centers, and we continue to refine these criteria based upon the performance of our centers. We believe that the presence of a Life Time center benefits landlords and property developers and the value of the underlying property and surrounding neighborhoods. We are seeing the demand for our brand that this benefit creates. We seek to leverage this halo effect of our brand, as well as long-term relationships with landlords and property developers, to achieve favorable lease or development agreements and increased construction reimbursements to support our capital light expansion.
Recurring Revenue Model with Consistent Growth
Membership dues from our network of members create a recurring and relatively predictable revenue stream that has proven to be resilient for over 30 years and across economic cycles. Membership dues and enrollment fees provide our largest source of revenue, representing 71%, 71% and 70% of our total Center revenue in 2022, 2021 and 2020, respectively.
We grew from $137 million, $4 million and $36 million in revenue, net income and Adjusted EBITDA, respectively, in 2001 to $1,900 million, $30 million and $438 million in revenue, net income and Adjusted EBITDA, respectively, in 2019. During that time period, we did not have a year-over-year decline in revenue or Adjusted EBITDA. While revenue, net income (loss) and Adjusted EBITDA did decline in 2020 to $948 million, $(360) million and $(63) million, respectively, due to the closure of our centers by governmental authorities during the COVID-19 pandemic, we saw a recovery during 2021 as we re-opened our centers and began to emerge from the pandemic with revenue, net loss and Adjusted EBITDA of $1,318 million, $(579) million and $80 million, respectively. During 2022, we continued our recovery as we executed on several growth and pricing initiatives and generated $1,823 million, $(2) million and $282 million in revenue, net loss and Adjusted EBITDA, respectively.
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
•Robert Houghton, Executive Vice President & Chief Financial Officer. Mr. Houghton has been with Life Time since August 2022 and has more than 20 years of leadership experience across various industries, including as Senior Vice President – Finance at United Natural Foods, Inc.
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
Strong Financial Performance
Our compelling financial profile is distinguished by our long-term track record of consistent revenue growth prior to the COVID-19 pandemic and now as we emerge from the pandemic, growth of new centers in attractive markets, a high percentage of predictable recurring membership dues revenue, increasing revenue per center membership and strong profitability.
•Long-Term Track Record of Revenue Growth. We believe the strength of our brand and the effective execution of our operating strategy have driven our long-term track record of growth. Prior to the impact of COVID-19 in 2020, we grew our revenue each year from 2000 through 2019. Our revenue declined in 2020 due to the closure of our centers by governmental authorities during the COVID-19 pandemic. Since then, our revenue has once again grown strongly as our centers ramp back and we expect to exceed our 2019 revenue.
Revenue ($ in millions)
•Highly Successful New Center Openings. Our asset-light, flexible real estate strategy and compelling center economics have enabled us to successfully open new centers in attractive markets. Since implementing our asset light strategy in 2015, we have opened an average of eight centers per year, excluding centers opened in 2020 during the COVID-19 pandemic.
•Predictable Recurring Membership Dues Revenue. Our membership dues represent a predictable recurring revenue stream that provides stability to our business. Center memberships were approximately 725,200 as of December 31, 2022, a net increase of approximately 76,000 from 2021 as we continued to recover from the COVID-19 pandemic and execute our strategic and pricing initiatives. The percentage of that increase attributable to net new members was approximately 73%, or 55,000 memberships. While our Center memberships have not fully recovered to their pre-pandemic levels of 2019, we believe we are building back a stronger and more engaged membership base. With this membership base and our enhanced premium services and pricing strategy, for the first time in January 2023, our membership dues revenue exceeded our January 2020 pre-pandemic membership dues revenue for centers opened at the end of 2019. The proportion of our total Center revenue generated by the resulting recurring membership dues and enrollment fees was 71%, 71% and 70% in 2022, 2021 and 2020, respectively.
•Increasing Average Revenue Per Center Membership. Between 2015 and 2019, we grew our average revenue per center membership from $1,883 in 2015 to $2,172 in 2019, a testament to the significant value that our members place on engaging with Life Time. Due to the closure of our centers by governmental authorities during the COVID-19 pandemic, average revenue per center membership fell to $1,317 in 2020. As we have emerged from the pandemic and implemented our strategic initiatives to further enhance our member experiences and drive significant increases in center usage and higher center memberships, we have grown our average revenue per center membership to $2,098 in 2021 and $2,528 in 2022.
•Strong Profitability. We have historically maintained a highly profitable business model, achieving a 1.6% net income margin and 23.0% Adjusted EBITDA margin in 2019. These metrics were impacted by the COVID-19 pandemic in 2020, falling to a (38.0)% net loss margin and (6.6)% Adjusted EBITDA margin in 2020 and a (44.0)% net loss margin and 6.1% Adjusted EBITDA margin in 2021. These metrics improved to (0.1)% net loss margin and

15.5% Adjusted EBITDA margin in 2022. With the strong recovery of our membership dues revenue, we have been able to focus on margin expansion. We believe we have opportunities to continue to expand margins as we benefit from higher dues revenue and as we continue to optimize the roll-out of our strategic initiatives and improve the efficiency of our club operations and corporate office. As we execute our asset-light real estate strategy, our rent expense, which includes both cash and non-cash rent expense, will continue to increase and impact our Adjusted EBITDA margins and the comparability of our results of operations. Rent expense was $166.0 million, $186.3 million, $209.8 million and $245.2 million for the years ended 2019, 2020, 2021 and 2022, respectively.
Impact of COVID-19 on Our Financial Performance
On March 16, 2020, we closed all of our centers based on orders and advisories from federal, state and local governmental authorities responding to the spread or threat of the spread of COVID-19. While our centers were closed, we did not collect monthly access membership dues or recurring product charges from our members. We re-opened our first center on May 8, 2020 and continued to re-open our centers in accordance with evolving state and local governmental guidance.
After the onset of the COVID-19 pandemic, we prioritized the health and safety of our members and team members by developing and implementing robust COVID-19 operating protocols, while taking appropriate steps to ensure our financial stability, including by reducing operating expenses, delaying capital investments and securing additional debt financing. The performance of our centers has improved significantly as our centers have ramped back from the adverse impacts of COVID-19. Our improvement has varied depending on various factors, including how early we were able to re-open them, whether we were required to close them again, their geographic location and applicable governmental restrictions. Similar to how our new centers historically have ramped to maturity over four years, we believe our centers continue to ramp in their performance as we emerge from the pandemic.
Number of Centers. While our new center construction and growth was slowed as a result of the COVID-19 pandemic, we have successfully opened 19 new centers since the end of 2019 through December 31, 2022, 17 of which opened after the onset of the pandemic. We have also continued our real estate development efforts after initially suspending them during the pandemic, and had 12 centers under construction as of December 31, 2022. We opened 10 new centers in 2022 and we plan to open 18 to 20 new centers over the next two years.
Revenue and Net Loss. As a result of the COVID-19 pandemic, our total revenue fell to $948 million for 2020. This revenue loss resulted in a net loss of approximately $360 million in 2020. Our results began to recover in 2021 and we generated $1,318 million in total revenue and a net loss of approximately $579 million. Our results further improved in 2022 and we generated $1,823 million in total revenue and a net loss of approximately $2 million, which included tax-effected expenses of $25.5 million related to non-cash share-based compensation expense.
Memberships. We define memberships for our centers as Center memberships and Digital On-hold memberships (as further detailed below under “—Our Membership Offering”). Both Center memberships and Digital On-hold memberships include Life Time Digital. As a result of the COVID-19 pandemic, Center memberships declined to approximately 501,000 at the end of 2020 as we experienced more conversions of Center memberships to Digital On-hold memberships as well as a higher level of membership terminations. However, we saw significant improvement in our Center membership numbers during 2021 and 2022 and had approximately 649,400 Center memberships as of December 31, 2021, due in large part to the conversion of Digital On-hold memberships back to Center memberships, and approximately 725,200 Center memberships as of December 31, 2022 due in large part to new members.
Our Membership Offering
We define a membership for our centers in two ways: Center memberships and Digital On-hold memberships. As of December 31, 2022, we had a total of 776,676 total memberships, comprised of 725,206 Center memberships and 51,470 Digital On-hold memberships. We also have Digital memberships that we began to offer in December 2020 for direct-to-consumer memberships that do not provide access to our centers.
Center Memberships. We offer a variety of convenient month-to-month memberships with no long-term contracts. Each Center membership is defined as one or more adults, plus any juniors under the age of 14.
•Base Memberships. We offer base memberships that provide one or more individuals 14 years of age or older general access (with some amenities excluded) to a selected home center and all centers with the same or lower base monthly dues rate. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, market presence, demographic nature, population density, competition, initial investment in the center and available services and amenities. Among our base memberships, our standard multi-center access memberships include general access to our centers, including the locker rooms (with locker and towel service), fitness floor, any child center and other benefits such as the Life Time app. Our signature multi-center access memberships provide the benefits of a standard membership along with certain products, services or spaces that would otherwise be accessible only upon payment of additional dues or fees, such as small group training and court time for certain racquet sports at certain centers. Certain of our centers are accessible only with a signature membership.
•Junior Memberships. We offer junior memberships (as an add-on to a base membership) that provide one or more children 13 years of age or younger access to the child center, pools and gymnasiums at designated times, drop-off events and Kids Academy, which includes more in-depth programming focused on activity, learning and fitness. Junior memberships currently cost $20 to $100 per month depending upon the center. We do not count junior memberships as incremental in our membership count since they are already part of the Center membership.
•Other Memberships and Products. We offer several other recurring memberships and access-related products at select centers, including a Tennis Membership that bundles a base membership with tennis and a Pool Pass that provides access to the outdoor pool area at select centers.
Digital On-hold Memberships. We offer Digital On-hold memberships for members who do not currently wish to access our centers, but still want to maintain certain member benefits, including our Life Time Digital membership, and the right to convert back to a Center membership without paying an enrollment fee. The majority of our Digital On-hold memberships cost $15 per month.
Digital Memberships. We launched Life Time Digital direct-to-consumer in December 2020 to bring our “Healthy Way of Life” programs, services and content to consumers virtually. Life Time Digital features include live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support, curated award-winning health and fitness and wellness content. Currently, our digital membership is included with both our Center and Digital On-hold memberships at no additional charge or it can be purchased separately as a digital-only membership. We currently report our Digital memberships within our Digital On-hold membership totals.
Human Capital
As of December 31, 2022, we employed over 34,000 Life Time team members, including 26,000 part-time employees and over 8,800 certified fitness professionals, ranging from personal trainers to studio performers. On average, our centers are generally staffed with approximately 180 to 240 full-time and part-time employees depending on center activity levels.
Our team members are at the heart of our Company. Since our founding in 1992, we have believed that creating and sustaining a trusted community requires a high level of passion and commitment from our team. Our team members are dedicated to providing the best programs and experiences in the best facilities, and we know this happens by hiring and inspiring the best people. By consistently delivering extraordinary experiences, we have built a highly trusted, premium lifestyle brand that embraces all aspects of healthy living, healthy aging and healthy entertainment. We call this collective approach and lens to physical, mental and social well-being “Healthy Way of Life” (“HWOL”).
To build our HWOL brand, we aim to recruit, train, promote and empower team members through our culture of care and such initiatives as the Life Time Inclusion Council and Life Time University. Our culture of care encourages our team members to live out HWOL in their personal and professional lives. We believe in supporting our team members throughout their journey from casting, onboarding, training, certification, career-path planning and employee resource or affinity groups. We also offer numerous supportive programs, including education, training and surveys.
Diversity, Equity and Inclusion at Life Time
At Life Time, we are committed to inspiring healthy, happy lives for everyone in our communities. We aspire to create healthy environments and workspaces that recognize, empower and celebrate the unique talents, backgrounds and perspectives of individuals so team members feel welcomed, respected, supported and valued. We believe inclusion is at the heart of our team members’ and members’ sense of belonging, and so our diversity, equity and inclusion (“DEI”) efforts are focused on making Life Time “A Place for Everyone.”
To help create “A Place for Everyone” at Life Time, we created the Life Time Inclusion Council, which is comprised of a small group of core team members, along with a larger group of ambassadors representing each of our club locations and many corporate divisions. Our inclusion council works through committees to identify and incubate areas for growth within our organization with respect to DEI. Among other initiatives, Life Time has supported mentoring, coaching, engagement forums, inclusive leadership feedback and DEI learning.

Development and Training
Our recruiting and talent acquisition teams seek diverse and highly skilled team members who promote a friendly and inviting environment and uphold consistency in performance and excellence in hospitality. Through this casting, we select team members whom we believe are the best fitness professionals in the industry to empower, educate and entertain our members. Additionally, all center team members are required to participate in a training and certification program that is specifically designed for their role and in education that promotes health and safety and reinforces our non-discrimination and anti-harassment policies. We also provide comprehensive training through our Life Time Education platform that is comprised of both an externally licensed school branded as Life Time Academy (“LTA”) and an internal team member education and certification division that we call Life Time University (“LTU”). LTA offers a certification for entry-level professionals to prepare for a career with Life Time or within the health, fitness and wellness industry. LTU delivers certification, learning, education and development opportunities for all team members. Life Time Education supports the culture of Life Time through programs in service, inclusion and diversity and personal and professional growth. Team members also receive ongoing mentoring and continuing education, and we require an annual re-certification before any team member is permitted to work or to advance to other positions within our Company.
Our personal trainers, registered dietitians, massage therapists and cosmetologists are required to maintain a professional license or one of their industry’s top certifications.
Compensation and Benefits
We believe that supporting our team members to be successful in their roles enables them to provide extraordinary experiences to our members. We offer a wide range of benefits designed to holistically support our team members in all areas of their lives. In addition to paid time off, paid sick leave, parental leave, adoption assistance, subsidized medical, dental and vision insurance, company paid life insurance, short and long-term disability, and a center membership, we also provide:
•Employee Assistance Program – Offers confidential assistance with personal, legal, work, financial and other life issues on a 24-hours-a-day, 7-days-a-week basis; and
•Life Time Mind (“LT Mind”) - LT Mind is a holistic performance coaching program proprietary to Life Time aimed at helping team members optimize their performance, achieve their goals and enhance their well-being. Offerings for team members include online training and virtual mental resiliency coaching.
We are not a party to a collective bargaining agreement with any of our employees. We believe our continued efforts to build a diverse, equitable and inclusive environment for our team members has created a positive environment where they can thrive while delivering an uncompromising member experience, and we believe relations with our employees are good.
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
•racquet, tennis, pickleball and other athletic centers;
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
Life Time Foundation
We believe in giving back to our communities in ways that empower people to live happy, healthy lives. In 2003, we formed the Life Time Foundation with a focus on inspiring healthier families. In 2010, we further focused on helping children reach their full potential by collaborating with school food leaders to help them serve wholesome, nourishing, minimally processed food in schools across the United States. Since 2010, Life Time Foundation has positively impacted over 1.7 million children across the country. In 2022, we launched a new grant program to spark exercise and healthy movement in our nation’s youth. The program complements the Life Time Foundation’s work in improving youth nutrition. The “Get Kids Moving” program impacted over 25,000 children in 2022.
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
Item 1A. RISK FACTORS
Risks Relating to Our Business Operations and Competitive Environment
We may be unable to attract and retain members and we may not effectively optimize revenue per center membership, either of which could have a negative effect on our business, results of operations and financial condition.
The success of our business depends on our ability to attract and retain members and to optimize our revenue per center membership. There are numerous factors that could lead to a decline in membership levels or sales of in-center services or that could prevent us from increasing membership and optimizing our revenue per center membership, any of which could adversely impact our business and results of operations. These factors include changing desires and behaviors of consumers and our ability to anticipate and respond to shifts in consumer preferences, changing consumer confidence, changes in discretionary spending trends and general economic conditions, market or center maturity or saturation, a decline in our ability to deliver quality service, direct and indirect competition in our trade areas, a decline in the public’s interest in health and fitness, as well as social fears such as terror or health threats. As we have emerged and grown out of the COVID-19 pandemic, we have implemented a new pricing strategy in an effort to optimize the number of memberships per club and the price for such memberships. This strategy reflects at least initially a lower number of memberships paying on average higher membership dues, which benefits us as we bring on new members but also increases the adverse impact on our results of operations if we were to lose these memberships.
All of our members are able to cancel their membership at any time upon providing advance notice. We must therefore continually engage existing members and attract new members in order to maintain our membership levels and sales from in-center services and earn the membership dues that we charge our members. We are executing on several strategies to elevate and broaden our member experiences and drive additional revenue per center membership. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we see the returns on our investments. Additionally, we cannot be certain that these strategies will attract and retain members or deliver higher revenue per center membership.

Our business could be adversely affected by strong competition in the highly competitive health, fitness and wellness industry.
We compete with numerous industry participants as detailed in “Item 1—Business—Competition” of this Annual Report. Competitors compete with us to attract members in our markets. Competitors may also attempt to copy all or portions of our business model, which could erode our market share and brand recognition or impair our business and results of operations. It is also possible that competitors could introduce new products and services or new ways to provide those products and services that negatively impact consumer preference or willingness to pay for our business model. Certain competitors may have advantages over us including greater name recognition and/or resources, and non-profit and government organizations may be able to obtain land and construct centers at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Additionally, consolidation in the health, fitness and wellness industry could result in increased competition among participants. Furthermore, due to the increased number of low-cost health center and fitness center alternatives, we may face increased competition during periods when we increase our prices, discretionary spending declines or unemployment increases. This competition may limit our ability to attract and retain members or to optimize our revenue per center membership, each of which could materially and adversely affect our business, results of operations and financial condition.
Our business, results of operations and prospects may be adversely affected by the environments in which we operate, including with respect to the macroeconomy, the political climate, global pandemics or other health crises, severe weather, natural disasters, hostilities, gun violence and social unrest.
The macroeconomic environment in which we operate can adversely impact our business, results of operations and prospects, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. For example, the inflation rate has remained elevated, which impacts our expenses in several areas, including wages, construction costs and other operating expenses. These inflationary impacts pressure our margin performance, increase our capital expenditures and may cause us to delay new center construction. The rising interest rate environment has also increased the cost of our term loan facility and our revolving credit facility and may result in increased cap rates on future sale-leaseback transactions. Additionally, our business could be sensitive to reductions in discretionary consumer spending and in a depressed economic and consumer environment, consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a negative effect on the demand for our services and products.
Global pandemics or other health crises can also adversely impact our business, results of operations, financial condition and prospects. We experienced a significant reduction in membership levels, revenue per center membership, center activity and new center growth related to the COVID-19 pandemic, including the response of governmental authorities to community transmission of COVID-19, which required closure of our centers in March 2020 and the suspension of significant real estate development and construction projects. Several of our centers are still recovering from those negative impacts, depending in large part on when the governmental operating restrictions on our centers were lifted, similar to how our new centers take several years to mature to expected performance. Failure by these centers to recover as we expect could materially and adversely affect our business, results of operations and financial condition. Each of our centers and in-center businesses may continue to be impacted differently based upon considerations such as applicable government restrictions, community transmission and the sentiment of members or team members in particular geographic locations. We cannot be certain that we will not need to close our centers, restrict operations within our centers or suspend or reduce the level of real estate or construction activities again related to continued community transmission of the coronavirus or its variants or another pandemic or health crisis. The COVID-19 pandemic or any other pandemic or health crises may also lead to significant economic shifts across our areas of operation, which may reduce or change consumer demand in our industry.
Severe weather, natural disasters, shifting climate patterns, hostilities, gun violence, social unrest or terrorist activities (or expectations about them) can adversely affect our members, consumer spending and confidence levels, supply availability and costs, as well as the local operations in impacted markets, all of which could have an adverse effect on our results of operations and financial condition. We may also be forced to temporarily close centers due to any number of unforeseen circumstances, including as a result of fire, flood, technical difficulties, shortage of employees, loss of power, a health and safety incident, social unrest, terrorist incident, natural disaster or an active shooting or other violence. The severity and impact of center closures and center damage or destruction, and the cost to operate our centers, could increase as the climate and social environment changes. That severity and impact could also be greater in the various geographical locations across the country where we operate multiple centers and as we expand. Any prolonged closures may adversely affect our results of operations and financial condition and may also result in longer term reductions in revenue as a result of termination of memberships at the affected centers. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

We may incur rising or higher costs related to our business, including for construction of new centers, employees and maintenance and operation of our existing centers. If we are not able to pass these cost increases through to our members, our financial results may be adversely affected.
Our centers require significant upfront and ongoing investment. If our investment is higher than we had planned, including due to the macroeconomy as detailed above, or if our investment takes longer to execute due to any number of reasons, we may need to outperform our operational plan to achieve our targeted return. Over the longer term, we believe that we can offset cost increases by increasing our membership dues and other fees and improving profitability through cost efficiencies, but market and economic pressures and higher costs in regions where we are opening new centers may be difficult to offset in the short term. Additionally, while we have been a company focused on environmental, social and governance (“ESG”) matters from our formation, as we continue to develop and execute on our ESG initiatives, we could incur additional costs or risks that adversely impact our business.
Our results of operations are subject to seasonal and quarterly variations in our revenues and results of operations.
We have experienced, and expect to continue to experience, seasonal and quarterly variations in our revenues and results of operations. These variations are primarily related to increased membership during the first quarter, as members tend to exercise more regularly at the beginning of each calendar year as a part of achieving goals that were set for the upcoming year. We also experience increased membership in certain centers during the summer pool season and a slight increase in in-center business activity with summer programming and operating expenses due to our outdoor operations. We then typically experience decreased membership and in-center business activity in the third and fourth quarters.
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
Our dependence on third-party suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our business, results of operations and financial condition.
Equipment and certain products and services needed for us to operate our business efficiently and to consistently meet our business requirements, including our exercise equipment and certain of our software and hardware, are sourced from third-party suppliers. The ability of these third-party suppliers to successfully provide reliable and high-quality services is subject to economic, technical and operational uncertainties that are beyond our control. Any disruption to our suppliers’ operations, or any inability by us to identify and enter into agreements with alternative suppliers on a timely basis and on acceptable terms, could impact our supply chain and our ability to service our centers and elevate our brand. Transitioning to new suppliers could be time-consuming and expensive and may result in interruptions in our operations. If any of these events occurs, it could have a material adverse effect on our business, results of operations and financial condition.
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
Use of social media platforms, and email, text messaging, phone and social media marketing, may adversely impact our reputation, business, results of operations, and financial condition or subject us to fines or other penalties.
There has been a substantial increase in the use of social media platforms. Negative commentary about us or calls for collective action against us, such as boycotts, may be posted on social media platforms or similar devices at any time to a broad audience and may harm our brand, reputation or business without affording us an opportunity for redress or correction in a timely manner or at all. Consumers value readily available information about health, fitness and wellness and often act on such information without further investigation and without regard to its accuracy.
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
Risks Relating to the Growth of Our Business
If we are unable to identify and acquire or lease suitable sites for centers or if we face increased construction and development costs, our revenue growth rate and profits may be negatively impacted. Our center profitability may decline as we open new centers.
To successfully expand our business, we must identify and acquire or lease sites that meet the site selection criteria we have established. We may face significant competition for sites that meet our criteria, and as a result, we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. Additionally, as we partner with real estate developers in mall/retail and residential tower locations, their timeline and ability to move forward may differ from ours. If we are unable to cost-effectively identify and acquire or lease sites for new centers, our revenue growth rate and profits may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect or if we do not anticipate all of the challenges relating to the expansion of our operations, we may not be able to expand profitably or recover our capital investment in developing and building the new center on the timeline or at the rate we expected. Any of these results could have a negative impact on our revenue growth rate and profits.

Our current focus for new centers continues to include wealthier demographic locations, including in urban and coastal markets and at mall/retail and residential tower locations. If we are unable to leverage our brand and what we bring to these markets and locations, we may be required to pay relatively higher costs for land or lease payments. We could also have increased construction costs and higher development costs to offer more luxurious amenities and features within the new centers. We have also experienced escalating construction costs more generally due to inflation. The higher gross invested capital and higher occupancy costs at these centers would require increases in the value of sale-leaseback transactions or higher operating profits per center to produce our targeted level of return. At the same time, however, a result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. We expect both the increase in pre-opening expenses and the lower revenue volumes characteristic of newly opened centers to affect our operating margins at these new centers.
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
A significant amount of time and expenditure of capital is required to develop and construct new centers. If we are forced to halt development or construction or if we delay construction starts due to escalating construction costs or to manage capital expenditures or are otherwise significantly delayed in opening new centers, we could face increased costs and our competitors may be able to open new centers in the same market before we open our centers or improve centers currently open. This change in the competitive landscape could negatively impact our pre-opening sales of memberships and increase our investment costs. In addition, delays in opening new centers could hurt our ability to meet our growth objectives and could have an adverse effect on our results of operations and financial condition. Our ability to open new centers on schedule and on budget or at all depends on a number of factors, many of which are beyond our control. These factors include:
•obtaining acceptable financing including executing sale-leaseback transactions to fund construction of new sites;
•obtaining entitlements, permits and licenses necessary to complete construction of the new center on schedule and to operate the center;
•securing access to and the costs of labor and materials necessary to develop and construct our centers;
•delays or cost increases due to material shortages, labor issues, design changes, weather conditions, acts of God, pandemics or epidemics, discovery of contaminants, accidents, deaths or injunctions;
•recruiting, training and retaining qualified employees; and
•general economic conditions.
Our growth and changes in the industry could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
Our plans for current and future expansion and development, including an increase in the number of our centers, development of new businesses and memberships, expansion of our “Healthy Way of Life” ecosystem and acquisitions of other businesses, as well as changes in the industry, may place significant demands on our administrative, operational, financial, technological and other resources. Any failure to manage growth and development effectively could seriously harm our business. To be successful, we will need to continue to develop technologically and implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention.
We may incur significant costs in the development and implementation of new or re-imagined businesses or strategies with no guarantee of success.
In order to elevate and broaden member experiences, increase our revenue per center membership, remain competitive, respond to consumer demands and expand our business, we have developed, and expect to continue to develop and re-imagine, in-center, digital and ancillary businesses and strategies as well as co-working and living spaces. We may incur significant costs in the development or refinement of these businesses and strategies, some of which may be outside of our core competency. In addition, we cannot guarantee that these businesses or strategies will be successful and contribute to earnings, and any of these businesses or strategies may lose money and have an adverse effect on our business, financial condition and operating results.
We may be unable to successfully acquire or invest in suitable businesses or, if we do acquire or invest in them, that may disrupt our business, we may be unable to successfully integrate the businesses into our existing business or the acquired assets may be subject to impairment, any of which may have an adverse effect on our results of operations and financial condition.
In order to remain competitive and to expand our business, we have acquired or invested in, and expect to continue to acquire or invest in, complementary businesses and centers. We may not be able to find suitable acquisition candidates or joint venture partners in the future. If we do find suitable candidates, we may not be in a financial position to pursue the transactions or we may not be able to conduct effective due diligence or execute the transactions on favorable terms or at all. We may also have to incur debt or issue equity securities to pay for any acquisition or investment, which could adversely affect our financial condition or dilute our stockholders.
If we do acquire other businesses, we cannot provide any assurances that we will be able to successfully integrate those businesses and integrating those businesses into our existing business may place significant demands on our administrative, operational, financial and other resources and may require significant management time, which may disrupt our other businesses. We may also need to invest significant capital into the acquired businesses or centers to deliver experiences consistent with the Life Time brand. Our ability to acquire and integrate larger or more significant companies is unproven. Any failure to integrate an acquired business or center into our existing business could have an adverse effect on our existing business, results of operations and financial condition.
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
Technology is a key component of our business model and we regard it as crucial to our success moving forward. We increasingly use electronic and digital means to interact with our members, provide services and products to our members and collect, maintain and store individually identifiable information. We use an integrated and proprietary member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We also continue to invest in our mobile application and systems, which enable us to, among other things, enroll new members with an electronic membership agreement, streamline the collection of membership dues electronically, capture digital pictures of members for identification purposes, offer online reservations, offer live streaming classes and capture and maintain specific member information, including usage. While we seek to offer our members best-in-class technology solutions to ensure a smooth customer experience, we operate in an environment that has undergone, and continues to experience, significant and rapid technological change. To remain competitive, we must continue to maintain, enhance and improve the functionality, capacity, accessibility, reliability and features of our automated member interfaces and other technology offerings.
Our growth and success will depend, in part, on our ability to continue to elevate and broaden our member experiences, including through developing our omni-channel ecosystem, licensing leading technologies, systems and use rights, enhancing our existing platforms and services and creating new platforms and services, and to respond to member demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis. The adoption of new technologies or market practices may require us to devote significant additional resources to improve and adapt our services. We may also need to secure and maintain the rights to use music with our content, which can be costly depending on the method we use to provide our content and may involve many third parties and navigating complex and evolving legal issues. Keeping pace with these ever-increasing technological and use requirements can be expensive, and we may be unable to make these improvements to our technology infrastructure or obtain the necessary use rights in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, or to adapt to and leverage technological advancements and changing standards as successfully as our competitors, we may be unable to compete effectively, which could materially and adversely affect our business, results of operations and financial condition. Furthermore, we may rely on the ability of our members to have the necessary hardware products (smartphones, tablets, watches, etc.) to support our new product offerings. To the extent our members are not prepared to invest or lack the necessary resources or infrastructure, the success of any new initiatives may be compromised.

If we fail to properly maintain the operations, integrity and security of our systems and data or the data of our members, guests and employees, to comply with applicable privacy laws, or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be adversely affected.
The operations, integrity and security of our systems and data and the data of our members, guests and employees is critical to us. Despite the security measures we have in place and our continuous assessment and improvements, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, demands for ransom, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Because such attacks are increasing in sophistication and frequently change in nature, we and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our third-party providers, may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting us, a competitor, large retailer or financial institution may materially and adversely affect our business, which in turn may materially and adversely affect our reputation, results of operations and financial condition. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully, which could have a material adverse effect on our business, results of operations and financial condition.
Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal, state and foreign levels as well as by certain financial industry groups, such as the Payment Card Industry Security Standards Council, NACHA, Canadian Payments Association and individual credit card issuers. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise. Federal, state and foreign regulators and financial industry groups have and may continue to also consider new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that are housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have adverse effects on our business, operations, brand, reputation and financial condition, including decreased revenue, fines and penalties, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief.
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
We accept payments through ACH, credit card, debit card and digital transactions. For such transactions, we pay interchange and other fees, which may increase over time. Additionally, if we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major companies to disallow our continued use of their payment products. If our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards, debit cards or bank accounts on a timely basis or at all, we could lose membership revenue, which would harm our results of operations.
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

Risks Relating to Our Capital Structure and Lease Obligations
Our substantial indebtedness and lease obligations, and the restrictive covenants in the documents governing such indebtedness and lease obligations, could adversely affect our financial condition and prevent us from growing our business, taking certain actions, responding to changes in the economy or our industry or fulfilling our obligations under our indebtedness and lease obligations.
As of December 31, 2022, we had total consolidated indebtedness outstanding of approximately $1,840 million, as detailed in Note 8—Debt, to our consolidated financial statements included in Part II, Item 8 of this Annual Report. For the year ended December 31, 2022, our interest expense, net of interest income was $114 million. Our annual debt service obligation is expected to be approximately $121.5 million for 2023. Despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt, including secured debt. This could further exacerbate the risks described below and impair our ability to operate our business.
We also have significant property lease obligations. As of December 31, 2022, we had 156 leased properties, including 122 center leases (of which 11 are ground leases) and centers under construction. For the year ended December 31, 2022, our rent expense was $245 million. In addition to minimum lease payments, some of our center leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective centers exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our leases also have defined escalating rent provisions over the initial term and any extensions. As we continue to execute on our asset light approach, including sale-leaseback transactions, we expect to lease, rather than own, the majority of our new centers in the future.
The indentures governing our secured and unsecured notes and the credit agreement governing our senior secured credit facility contain a number of covenants imposing significant restrictions on our business, including we are required to comply with a first lien net leverage ratio covenant under the revolving portion of our senior secured credit facility. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Similarly, since as a lessee we do not completely control the land and improvements underlying our operations, we may not be able to take certain actions that we desire or the lessors under our leases could take certain actions to disrupt our rights in the centers we lease. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions, pandemics or epidemics and changes in regulations, and there is no assurance that we will be able to comply with such covenants.
Specifically, our high level of indebtedness and lease obligations, and the restrictions imposed thereby, could have material consequences, including:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and if we fail to comply with these requirements, an event of default could result;
•limiting our ability to obtain or guarantee additional indebtedness or make certain investments, which could impact our ability or flexibility to fund or execute on future working capital, capital expenditures, our growth strategy including the development and construction of new centers, investments or acquisitions or other general corporate requirements or business opportunities;
•requiring a substantial portion of our cash flows to be dedicated to debt service and lease obligations instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, our growth strategy, investments or acquisitions and other general corporate purposes or business opportunities, and restricting our ability to pay dividends or make distributions on our capital stock;
•limiting our ability to incur liens, to sell assets, including capital stock of restricted subsidiaries, to agree to payment restrictions affecting our restricted subsidiaries, to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets or to enter into transactions with our affiliates;
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

Additionally, a breach of any of the restrictive covenants could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness that is subject to an applicable cross-acceleration or cross-default provision. An event of default under the credit agreement governing our senior secured credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the facilities. Furthermore, if we were unable to repay the amounts due and payable under our secured indebtedness, those lenders or holders, as applicable, could proceed against the collateral granted to them, including our available cash, to secure that indebtedness, subject to the provisions of the applicable intercreditor agreement. In the event our lenders or holders of our secured or unsecured notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Similarly, a number of our leases, including those pursuant to the sale-leaseback transactions, may be terminated in the event of a breach and certain other circumstances. The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and ability to grow our business or satisfy our obligations.
Rates under our senior secured credit facility are variable and currently use LIBOR as a benchmark for establishing certain interest rates.
Borrowings under the revolving portion of our senior secured credit facility (the “Revolving Credit Facility”) and the term loan portion of our senior secured credit facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”) are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn (and to the extent that LIBOR is in excess of the floor rate applicable to the Term Loan Facility), each one percentage point change in interest rates would result in an approximately $7.5 million change in annual interest expense on the indebtedness under the Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.
In addition, certain of our financial arrangements, including the Credit Facilities, use the London Interbank Offered Rate (“LIBOR”) (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. While the Credit Facilities have a built-in mechanism to transition automatically from LIBOR as its benchmark, the consequences of the end of LIBOR and any related developments cannot be entirely predicted and could have an adverse impact on the market value for or value of our LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.
We may not be able to generate sufficient cash to service all of our indebtedness and lease obligations and may be forced to take other actions to satisfy our obligations, which may not be successful.
We depend on cash flow from operations to pay our indebtedness and lease obligations. We also expect that we will need to refinance all or a portion of our indebtedness on or before maturity, including the need to repay, refinance, replace or otherwise extend the maturity of the Term Loan Facility and our secured notes before the maturity of our unsecured notes. Our ability to make scheduled payments on our indebtedness and lease obligations, to refinance our debt obligations or to negotiate favorable terms on new or expiring leases depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, market, legislative, regulatory, environmental and other factors beyond our control. Our inability to generate sufficient cash flows to satisfy our debt and lease obligations, or to refinance our indebtedness at comparable interest rates and on commercially reasonable terms or at all, or to renew our leasehold interests on their expiration or on terms that are as favorable as the current terms, would materially and adversely affect our business, financial position and results of operations. We could also face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our operating needs or our scheduled debt service obligations. If we cannot make scheduled payments on our debt and lease obligations, we will be in default, and holders of our secured and unsecured notes could declare all outstanding principal and interest to be due and payable, our landlords could declare us in breach and terminate the applicable lease(s), and the lenders under the Credit Facilities and our secured notes could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Our ability to raise capital in the future may be limited.
Our business and operations may consume resources faster than we anticipate. We may need or choose to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could further restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.
Risks Relating to Our Human Capital
If we cannot retain our key employees, hire additional highly qualified employees and optimize our support structure, we may not be able to successfully manage our businesses, expand our margins and pursue our strategic objectives. We may also continue to face increased labor costs that could reduce our profitability.
We are highly dependent on the services of our senior management team and other key employees at both our corporate headquarters and our centers. Competition for such employees is intense. Our inability to attract, retain, train and motivate qualified employees, including due to a significant portion of the equity awards granted to key employees now being vested and exercisable, could reduce member satisfaction, harm our brand and reputation and adversely affect our operating efficiency and financial results. We have implemented several initiatives to rewire the corporate and management support of our centers to operate more effectively and efficiently. Failure to operate as planned under these new structures could adversely affect our business and reduce our expected margin expansion from these initiatives.
Staffing shortages, including for our centers and for key corporate and technology resources, could also hinder our ability to implement our business strategy and increase our labor costs. Payroll costs are a major component of the operating expenses at our centers. We have experienced and may continue to experience a labor market that requires higher wages, which places pressure on our profitability and margin expansion initiatives. Increases in minimum wage rates could also result in increased costs for us, which may adversely affect our results of operations and financial condition.
Attempts by labor organizations to organize groups of our employees or changes in labor laws could disrupt our operations or increase our labor costs.
Although none of our employees are currently covered under collective bargaining agreements, we may become subject to collective bargaining agreements, similar agreements or regulations enforced by governmental entities in the future. Changes in the federal regulatory scheme could make it easier for unions to organize groups of our employees. Unionization could hinder our ability to cross-train and cross-promote our employees due to prescribed work rules and job classifications. Labor regulations could also lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and limit our ability to take cost saving measures. If relationships with our employees or other personnel become adverse, our centers could experience labor disruptions such as strikes, lockouts and public demonstrations. These or similar agreements, legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business and operating strategies.
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
•health or safety regulations related to various center operations, such as our Dynamic Personal Training, LifeCafe, LifeSpa, Life Time Swim and Life Time Kids;

•regulation or licensing of ancillary health, fitness and wellness-related products and services;
•licensing or other regulation of our service providers, such as cosmetologists, massage therapists and registered dietitians;
•environmental and workplace safety laws and regulations;
•laws and regulations on fair housing and accessibility;
•laws and regulations governing privacy and security of information; and
•wage and hour or other employment related laws and regulations.
Any changes in such laws or regulations or any failure by us to comply with such laws or regulations, including by any of our team members, could have an adverse effect on our results of operations and financial condition. Additionally, as we expand our business and “Healthy Way of Life” ecosystem, including potentially offering our digital membership or other services internationally, we could be exposed to new or incremental regulatory, economic and political risks in addition to those we already face in the United States and Canada.
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
We offer directly or through third parties a variety of health, fitness and wellness-related products and services, such as nutritional products, blood screenings and other fitness assessments, health and fitness content and services, chiropractic services and medi-spa services. There is no assurance that there will be no claims against us related to these services and products, including regarding the ingredients in, manufacture of or results of using our nutritional products, our provision of other health, fitness and wellness-related services or our relationships with third parties. Furthermore, there is no assurance that any rights we have under indemnification provisions and/or insurance policies will be sufficient to cover any losses that might result from such claims. Any publicity surrounding such claims may negatively impact the value of our brand.
In the ordinary course of conducting our business, we are exposed to claims that can have significant adverse effects upon our financial position, results of operations and cash flows, including wage and hour claims and class action claims. See “Item 3—Legal Proceedings” in this Annual Report. At any given time, there may be one or more civil actions initiated against us. If one or more of these pending lawsuits, or any lawsuits in the future, are adjudicated in a manner adverse to our interests, or if a settlement of any lawsuit requires us to pay a significant amount, the result could have an adverse impact on our financial position, results of operations and cash flows. In addition, any litigation, regardless of the outcome, may distract our management from the operation of our business.

We may not be able to maintain the required type or level of insurance coverage on acceptable terms or at an acceptable cost.
We may not be able to maintain insurance, including general liability and property insurance, on acceptable terms or maintain a level of insurance that would provide adequate coverage against potential third-party liability, health and safety and other claims. An increase in the number of claims against health and fitness center operators generally or against us in particular may cause the cost of insurance for the industry as a whole or us in particular to rise, and comprehensive insurance coverage may become more difficult to attain. Any gaps in insurance or any increase in the cost of insurance may have a material adverse effect on our business, results of operations and financial condition.
Adverse developments in applicable tax laws could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.
We are subject to taxation in the United States at the federal level and by certain states and municipalities and foreign jurisdictions because of the scope of our operations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on us. In addition, jurisdictions in which we operate are actively considering significant changes to current tax laws, including increasing the corporate income tax rate in the United States. Any adverse developments in tax laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations. Finally, changes in the scope of our operations, including expansion to new products or new geographies, could increase the amount and type of taxes to which we are subject, and could increase our effective tax rate.
Risks Relating to Ownership of Our Common Stock
Our share price may change significantly, and stockholders may not be able to resell our common stock at or above the price per share paid or at all.
The stock market has experienced volatility, and the trading price of our common stock has also experienced volatility. Stock volatility often has been unrelated or disproportionate to the operating performance of particular companies. Additionally, the development of a trading market on the NYSE for our common stock and how active and liquid that market may become may be impacted by the fact that certain of our existing stockholders who were stockholders before the IPO, who we collectively refer to as the “Voting Group,” collectively held as of December 31, 2022, approximately 84.3% of the voting power of our common stock. If an active and liquid trading market does not develop or continue, stockholders may have difficulty selling any of the shares of common stock that they purchased. Stockholders may also not be able to resell our common stock at or above the price per share paid due to a number of factors, such as those listed in other portions of this “Risk Factors” section and the following:
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
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance; and
•changes in accounting principles.

These broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock remain low.
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
The Voting Group is party to an amended and restated stockholders agreement with the Company (the “Stockholders Agreement”) and collectively held as of December 31, 2022 approximately 84.3% of the voting power of our common stock. The Voting Group includes investment funds affiliated with Leonard Green & Partners, L.P. and its affiliates (“LGP”) and TPG Inc. and its affiliates (“TPG”), which collectively hold approximately 52.4% of the voting power of our common stock. Pursuant to the terms of the Stockholders Agreement, certain members of the Voting Group are entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors, subject to certain stock ownership thresholds set forth in the Stockholders Agreement, and the members of the Voting Group have agreed to vote their shares of our common stock in favor of the election of such nominees. As a result, the Voting Group has the ability to elect all of the members of our board of directors, and thereby, control our management and affairs, including virtually all matters requiring stockholder approval. The directors so elected have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Even if the Voting Group were to own or control less than a majority of our total outstanding shares of common stock, they will be able to influence the outcome of corporate actions so long as they own a significant portion of our total outstanding shares of common stock.
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

We are currently relying on certain of the exemptions listed above, including that we do not currently have a nominating and corporate governance committee or compensation committee that consists entirely of independent directors. We may also elect to rely on additional exemptions for so long as we remain a “controlled company.” As a result, in the future our board of directors and those committees may have more directors who do not meet the NYSE’s independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, stockholders may not have the same protections afforded to stockholders of other companies that are subject to all of the corporate governance requirements of the NYSE.
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
As of December 31, 2022, we had a total of 194,271,493 shares of common stock outstanding and the Voting Group held 163,820,107 shares, or approximately 84.3%, of our common stock. The shares of our common stock held by the Voting Group are “restricted securities” under Rule 144 of the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. The Voting Group has certain registration rights under the Stockholders Agreement. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
If the Voting Group exercises its registration rights, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.
In addition, our shares of common stock subject to outstanding awards or reserved for future issuance under our 2021 Incentive Award Plan and our 2021 Employee Stock Purchase Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements.
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
As a public company, we are required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (“Section 404” and the “Sarbanes-Oxley Act,” respectively). Our internal control over financial reporting is currently managed by an internal financial reporting team with support from a third-party service provider. The process of designing and implementing effective internal controls that we manage is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, this Annual Report is our first that we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Our independent registered public accounting firm may be required to issue an attestation report on effectiveness of our internal controls. We may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report.
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
We became a public company in October 2021 and are incurring increased costs as a result of operating as a publicly traded company, and our management is required to devote substantial time to public company compliance initiatives.
As a publicly traded company, we are incurring additional legal, accounting, insurance and other expenses that we did not previously incur. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC, and the stock exchange on which our common stock is listed, have imposed various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Our ability to use our net operating loss carryforwards and certain other tax attributes may become subject to limitation.
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $393.8 million ($82.7 million tax effected) and $295.6 million ($16.9 million tax effected), respectively, and disallowed interest expense carryforwards under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), of approximately $143.4 million ($35.3 million tax effected). Our ability to utilize our federal net operating carryforwards and disallowed interest expense carryforwards (the “Tax Attributes”) may become limited under Section 382 of the Code. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the Internal Revenue Service for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased as certain gains are, or are treated as, recognized during the five-year period beginning on the date of the “ownership change.” Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We may undergo an “ownership change” due to future transactions in our stock, which may be outside of our control, and we cannot predict whether any future “ownership change” would result in a significant limitation on our ability to use our Tax Attributes to offset our taxable income and adversely affect our future cash flows.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We operate distinctive, resort-like athletic country club destinations in both affluent suburban and urban locations centered around major metropolitan areas in the United States and Canada. As of December 31, 2022, we operated 161 centers in 29 states and one Canadian province, 57 of which were owned (including ground leases) and 104 of which were leased. During 2022, we opened 10 new centers. Our luxurious athletic country clubs total approximately 16 million square feet in the aggregate and measure approximately 99,000 square feet on average. They offer expansive fitness floors, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa personal care services, LifeCafe healthy restaurants and child care and Kids Academy learning spaces. Excluding renewal options, the terms of our leased centers, including ground leases, expire at various dates from January 2024 through December 2049. Including renewal options, only seven of our 104 leases expire in the next 15 years. The majority of our leases have renewal options and a few grant us the right to purchase the property. Of our 57 owned properties, 24 are pledged as collateral under our senior secured credit facility as well as our secured notes, and 13 are pledged as collateral under our mortgage notes.
Our corporate headquarters, located in Chanhassen, Minnesota next to our Chanhassen center, is comprised of two 105,000 square foot, free-standing, three-story buildings that we own.

The table below contains information about our centers as of December 31, 2022:

	Number of Owned Centers	Number of Leased Centers	Total Number of Centers	Aggregate Square Feet
United States:
Alabama	0	1	1	103,647
Arizona	2	4	6	638,776
California	3	2	5	453,933
Colorado	3	3	6	657,557
Florida	1	3	4	315,898
Georgia	3	4	7	668,827
Illinois	7	6	13	1,456,901
Indiana	2	0	2	122,956
Iowa	0	1	1	110,376
Kansas	1	1	2	222,190
Maryland	0	4	4	348,983
Massachusetts	0	6	6	687,568
Michigan	2	5	7	682,638
Minnesota	13	9	22	1,997,354
Missouri	0	2	2	236,990
Nebraska	0	1	1	115,030
Nevada	1	1	2	261,673
New Jersey	1	5	6	683,135
New York	2	7	9	686,346
North Carolina	1	3	4	375,252
Ohio	1	5	6	508,297
Oklahoma	0	2	2	237,769
Pennsylvania	0	3	3	310,170
Tennessee	0	2	2	228,625
Texas	10	17	27	2,668,283
Utah	0	1	1	108,925
Virginia	1	4	5	510,131
Washington	0	1	1	39,597
Wisconsin	0	1	1	126,423
Canada:
Ontario	3	0	3	400,435
Total Centers	57	104	161	15,964,685
In a few of our centers, we sublease space to third parties. The square footage figures above include those subleased areas. The center square footage figures exclude areas used for tennis courts, outdoor swimming pools, outdoor play areas and stand-alone Life Time Work, Life Time Sport and Life Time Swim locations.
In addition to the centers listed in the table above, as of December 31, 2022, we had incurred $456 million of capital expenditures invested in future center development, including 12 centers under construction. We also operate six facilities that we classify as satellite locations. These include tennis-only facilities that we own in Oakdale, Minnesota; Centennial, Colorado; and Plano, Texas; along with leased small centers in Austin, Texas; Battery Park, New York; and Hackensack, New Jersey.

Other Property Data:

	December 31,
	2022	2021	2020
	(Number of centers)
Center age:
Open 1 to 12 months	10	6	3
Open 13 to 48 months	18	23	27
Open 48+ months	133	122	119
Total centers	161	151	149
Center ownership:
Own	32	33	34
Own/ground lease	11	11	11
Own/mortgaged outside of Credit Facilities	13	18	18
Joint venture	1	1	1
Leased	104	88	85
Total centers	161	151	149
Item 3. LEGAL PROCEEDINGS
Life Time, Inc. et al. v. Zurich American Insurance Company — On August 19, 2020, Life Time, Inc., several of its subsidiaries and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”), filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”), seeking declaratory relief and damages under a property/business interruption insurance policy with respect to Zurich’s failure to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The parties are currently in discovery. The Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
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

Holders
As of March 6, 2023, there were 26 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.
Dividends
We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. In addition, our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. The covenants in the indentures governing our secured and unsecured notes and the credit agreement governing our senior secured credit facility significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
Purchases of Equity Securities
During the fourth quarter of the fiscal year ended December 31, 2022, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Stock Performance Graph
The following graph compares the change in total cumulative stockholder return on our common stock for the period from the close of trading on October 7, 2021, which was the first day our common stock began to trade publicly on the NYSE, to the end of fiscal 2022 relative to the performance of the S&P 500 Index, the S&P 400 Index and the Russell 2000 (Total Return) Index. We include a comparison against the Russell 2000 (Total Return) Index because there is no published industry or line-of-business index for our industry, and we do not have a readily definable peer group that is publicly traded. The graph assumes $100.00 is invested at the closing price of $17.75 for our common stock on October 7, 2021.
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
Business
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of nearly 1.4 million individual members, who together comprise more than 776,000 memberships, as of December 31, 2022. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 160 centers—distinctive, resort-like athletic country club destinations—across 29 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance. In 2022, we generated $1,823 million of revenue, a net loss of $2 million and $282 million in Adjusted EBITDA. In 2021, a year in which we experienced an initial recovery from the impacts of COVID-19, we generated $1,318 million of revenue, a net loss of $579 million and $80 million in Adjusted EBITDA. In 2020, which was significantly impacted due to the closure of our clubs by governmental authorities during the COVID-19 pandemic, we generated $948 million of revenue, a net loss of $360 million and $(63) million in Adjusted EBITDA.
Our luxurious athletic country clubs, which are located in both affluent suburban and urban locations, total approximately 16 million square feet in the aggregate. As of December 31, 2022, we had 12 new centers under construction, and we believe we have significant opportunities to continue expanding our portfolio of premium centers with 18 to 20 new centers over the next two years in increasingly affluent markets. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 34,000 Life Time team members, including over 8,800 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created, as demonstrated by the 86 million visits to our centers in 2022, 69 million visits to our centers in 2021 and 48 million visits to our centers in 2020 despite the COVID-19 pandemic. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which enabled us to consistently grow our annual membership dues and in-center revenues for 20 consecutive years, prior to the impact of the COVID-19 pandemic, and now again as we emerge from the pandemic. We have been focused on returning to consistent annual growth in our membership dues and in-center revenue. For the years ended December 31, 2022, 2021 and 2020, our recurring membership dues and enrollment fees represented 71%, 71% and 70%, respectively, of our total Center revenue, while our in-center revenue, consisting of Dynamic Personal Training, LifeCafe, LifeSpa, Life Time Swim and Life Time Kids, among other services, represented 29%, 29% and 30%, respectively, of our total Center revenue. Our average revenue per center membership increased to $2,528 for the year ended December 31, 2022 as compared to $2,098 for the year ended December 31, 2021 and $1,317 for the year ended December 31, 2020, which demonstrates the significant value that our members place on engaging with Life Time. As we continued to enhance and broaden the premium experiences for our members, we have strategically increased our membership dues across most of our new and existing centers, particularly for our new member join rates. We believe we can continually refine our pricing as we deliver exceptional experiences and find the optimal balance among the number of memberships per center, the member experience and maximizing our return for each center. We expect average revenue per center membership to continue to increase compared to prior year as we add new members and open new centers in increasingly affluent markets. We also expect our revenue to grow as our mature centers continue to ramp in their performance after the adverse effects from the COVID-19 pandemic.
With the strong recovery of our membership dues revenue, we have also been able to focus on margin expansion. We have begun to see margin improvements and believe we have opportunities to continue to expand margins in 2023. We believe we can capture these opportunities as we benefit from higher dues revenue and as we continue to optimize the roll-out of our strategic initiatives and improve the efficiency of our club operations and corporate office.
We offer a variety of convenient month-to-month memberships with no long-term contracts. We define a membership for our centers in two ways: Center memberships and Digital On-hold memberships. A Center membership is defined as one or more adults, plus any juniors under the age of 14. Our base memberships provide individuals general access (with some amenities excluded) to a selected home center and all centers with the same or lower base monthly dues rate. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, market presence, demographic nature, population density, competition, initial investment in the center and available services and amenities. Among our base memberships, our standard multi-center access memberships include general access to our centers, including the locker rooms (with locker and towel service), fitness floor, any child center and other benefits such as the Life Time app. Our signature multi-center access memberships provide the benefits of a standard membership along with certain products, services or spaces that would otherwise be accessible only upon payment of additional dues or fees, such as small group training and court time for certain racquet sports at certain centers. Certain of our centers are accessible only with a signature membership. Digital On-hold memberships do not provide access to our centers and are for those members who want to maintain certain member benefits including our Life Time Digital membership and the right to convert to Center membership without paying enrollment fees.
We have implemented several strategic initiatives as we continue to evolve our premium lifestyle brand in ways that elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. We believe these initiatives are driving significant increases in center usage and higher memberships. These strategic initiatives include pickleball, Dynamic Personal Training, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. We also continue to enhance our digital platform to deliver a true omni-channel experience for our members. Our Life Time Digital offering delivers live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place. Elevating our member experiences and delivering a connected and digital environment requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we see the returns on our investments.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also generally receive access to all of our resort-like athletic destinations across the United States and Canada. At December 31, 2022, 11 Life Time Work locations were open and operating. Additionally, we have opened our first two Life Time Living locations, which offer luxury wellness-oriented residences in close proximity to one of our athletic country clubs. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development that we had not previously had. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members.

We have continued to actively monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. The inflation rate continued to be elevated in 2022, which had an impact on our expenses in several areas, including wages, construction costs and other operating expenses. These inflationary impacts have resulted in pressure on our margin performance and an increase in our capital expenditures. The rising interest rate environment has also increased the cost of our Term Loan Facility and Revolving Credit Facility and may result in increased cap rates on future sale-leaseback transactions. We anticipate fiscal year 2023 will continue to be a dynamic macroeconomic environment, including elevated levels of inflation and interest rates. We remain focused on providing exceptional experiences to our members, while also focusing on center efficiencies and expense control given our recovery of a significant portion of our center memberships and membership dues.
Components of Our Results of Operations
Total revenue
Total revenue consists of center revenue and other revenue (each defined below).
Center revenue
Center revenue consists of membership dues, enrollment fees and revenue generated within a center, which we refer to as in-center revenue. In-center revenue includes fees for Dynamic Personal Training, aquatics and kids programming and other member services, as well as sales of products at our cafés, and sales of products and services offered at our spas and tennis and pickleball programs.
Other revenue
Other revenue includes revenue generated from our businesses outside our centers, which are primarily media, athletic events and related services. Our media revenue includes our magazine, Experience Life®, our athletic events revenue includes endurance activities such as running and cycling, and our related services revenue includes revenue from our race registration and timing businesses. Other revenue also includes revenue generated from our Life Time Work and Life Time Living locations.
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
Depreciation and amortization expense
Consists of depreciation and amortization for our depreciable long-live assets, including assets related to our owned centers.
Other operating (income) expenses
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
Equity in earnings (loss) of affiliates
Includes investments in unconsolidated subsidiaries which we account for using the equity method of accounting.
Benefit from income taxes
The benefit from income taxes consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law.
Net loss
Net loss consists of our total revenue, less our total operating expenses, and then adjusted for other (income) expenses and benefit from income taxes, as set forth on our consolidated statements of operations.
Non-GAAP Financial Measures
This discussion and analysis includes certain financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”), including Adjusted EBITDA and free cash flow before growth capital expenditures and ratios related thereto. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of the Company’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated. We use Adjusted EBITDA as an important performance metric for the Company. In addition, free cash flow before growth capital expenditures is an important liquidity metric we use to evaluate our ability to make principal payments on our indebtedness and to fund our capital expenditures and working capital requirements.
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

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the years ended December 31, 2022, 2021 and 2020. The following information has been presented consistently for all periods presented.

	Year Ended December 31,
	2022	2021	2020
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	725,206	649,373	500,948
Digital On-hold memberships	51,470	74,767	248,641
Total memberships	776,676	724,140	749,589

Revenue Data
Membership dues and enrollment fees	70.7%	70.5%	70.0%
In-center revenue	29.3%	29.5%	30.0%
Total Center revenue	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$1,251,693	$907,111	$651,116
In-center revenue	517,827	379,523	278,850
Total Center revenue	$1,769,520	$1,286,634	$929,966

Average Center revenue per center membership (1)	$2,528	$2,098	$1,317
Comparable center sales (2)	33.0%	35.3%	(52.2)%

Center Data
Net new center openings (3)	10	2	3
Total centers (end of period) (3)	161	151	149
Total center square footage (end of period) (4)	16,000,000	15,000,000	14,800,000

GAAP and Non-GAAP Financial Measures
Net loss	$(1,793)	$(579,369)	$(360,192)
Net loss margin (5)	(0.1)%	(44.0)%	(38.0)%
Adjusted EBITDA (6)	$281,724	$80,299	$(62,966)
Adjusted EBITDA margin (6)	15.5%	6.1%	(6.6)%
Center operations expense	$1,068,208	$844,098	$660,046
Pre-opening expenses (7)	12,399	7,021	7,463
Rent	245,226	209,823	186,257
Non-cash rent expense (open properties) (8)	27,737	9,959	24,480
Non-cash rent expense (properties under development) (8)	10,797	12,643	12,625
Net cash provided by (used in) operating activities	200,969	(20,029)	(95,981)
Free cash flow before growth capital expenditures (9)	19,226	(143,630)	(197,441)
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

(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. As of December 31, 2022, all of our 161 centers were open.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net loss	$(1,793)	$(579,369)	$(360,192)
Interest expense, net of interest income (a)	113,537	224,516	128,394
Benefit from income taxes	(825)	(140,344)	(127,538)
Depreciation and amortization	228,883	235,124	247,693
Share-based compensation expense (b)	37,291	334,339	—
COVID-19 related expenses (credits) (c)	3,056	(1,589)	49,183
(Gain) loss on sale-leaseback transactions (d)	(97,632)	2,380	(7,235)
Capital transaction costs (e)	255	2,904	96
Legal settlements (f)	—	(44)	345
Asset impairments (g)	—	—	7,475
Other (h)	(1,048)	2,382	(1,187)
Adjusted EBITDA	$281,724	$80,299	$(62,966)
(a)During the year ended December 31, 2021, we incurred a non-cash expense of $41.0 million related to the extinguishment of our related party secured loan and $28.6 million related to the write-off of debt discounts and issuance costs of our prior term loan facility, our previous senior unsecured notes and our related party secured loan. In June 2020, we closed on an approximate $101.5 million secured loan from an investor group comprised solely of our stockholders or their affiliates. The secured loan carried an interest rate of 12.0% and was scheduled to mature in June 2021. In January 2021, we extinguished the related party secured loan plus accrued interest with a book value of $108.6 million by converting the loan into approximately 5.4 million shares of our Series A Preferred Stock, which had a fair value of $149.6 million, as determined by an independent third-party valuation, at the time of conversion. Accordingly, we booked a $41.0 million loss upon conversion.
(b)Share-based compensation expense recognized during the year ended December 31, 2022 is associated with stock options, restricted stock, restricted stock units and our employee stock purchase plan (“ESPP”) that launched on December 1, 2022. A significant portion of the share-based compensation expense that we recognized during the year ended December 31, 2021 is associated with stock options that were granted prior to 2021. As of the effective date of the IPO in October 2021, these stock options became fully vested, and they became exercisable either immediately or on April 4, 2022, subject to continued service through such date. Accordingly, during the period from the effective date of the IPO through April 4, 2022, we recognized share-based compensation expense associated with these stock options in an amount equal to the proportion of the total service period that passed from the respective grant dates associated with each of these stock option awards through April 4, 2022. Because the exercisability of these stock options was contingent upon the occurrence of a change of control or an initial public offering, no share-based compensation expense associated with these stock options was recognized prior to the IPO.

(c)    Represents the incremental net expenses (credits) we recognized related to the COVID-19 pandemic. We adjust for these costs (credits) as they do not represent costs (credits) associated with our normal ongoing operations. We believe that adjusting for these costs provides a more accurate and consistent representation of our actual operating performance from period to period. For the year ended December 31, 2022, COVID-19 related expenses primarily consisted of site development cost write-offs and legal-related costs in pursuit of our claim against Zurich. For more information regarding this claim, see Item 3, Legal Proceedings, in this Annual Report. For the year ended December 31, 2021, COVID-19 related credits primarily consisted of the recovery of certain qualifying expenses under the CARES Act, partially offset by COVID-19 legal-related costs in pursuit of our claim against Zurich. For the year ended December 31, 2020, COVID-19 related expenses consisted of $27.0 million for site development cost write-offs for sites no longer deemed viable as a result of the economic downturn caused by COVID-19, $12.0 million for the employee portion of health care coverage which is normally paid by employees but was paid by us during this period on behalf of our employees, and $10.2 million of emergency leave and non-working payroll, which includes subsequent recovery of certain expenses under the CARES Act, severance and charitable contributions made to support our employees who were directly impacted by COVID-19.
(d)    We adjust for the impact of gains or losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the gain on sale-leaseback transactions that we recognized during the year ended December 31, 2022, see “Sale-Leaseback Transactions” within Note 9, Leases, to our consolidated financial statements in Part II, Item 8 of this Annual Report.
(e)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature but excluding direct costs related to the IPO which were netted against the proceeds of the IPO.
(f)    We adjust for the impact of large class action and unusual legal settlements paid or recoveries received. These are non-recurring in nature and do not reflect costs associated with our normal ongoing operations.
(g)    Represents non-cash asset impairments of our long-lived and intangible assets.
(h)    Includes costs associated with severance and other transactions that are unusual and non-recurring in nature.
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
The following table provides a reconciliation from net cash provided by (used in) operating activities to free cash flow before growth capital expenditures:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Net cash provided by (used in) operating activities	$200,969	$(20,029)	$(95,981)
Center maintenance capital expenditures	(98,111)	(61,932)	(32,111)
Corporate capital expenditures	(83,632)	(61,669)	(69,349)
Free cash flow before growth capital expenditures	$19,226	$(143,630)	$(197,441)

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
We re-opened our first center on May 8, 2020 and continued to re-open our centers as state and local governmental authorities permitted, subject to operating processes and protocols that we developed in consultation with an epidemiologist (MD/PhD) to provide a healthy and clean environment for our members and team members and to meet various governmental requirements and restrictions. Our centers were also impacted in 2021 as a result of the Delta variant and then again later in 2021 and into 2022 with the Omicron variant. The performance of our centers has improved significantly as our centers have ramped back from the adverse impacts of COVID-19, but our improvement has varied depending on various factors, including how early we were able to re-open them, whether we were required to close them again, their geographic location and applicable governmental restrictions.
We have experienced a slightly faster recovery in our membership dues revenue compared to our in-center revenue. We expect membership dues revenue to remain a higher percentage of our total revenue in the near term and return to more historical levels over time. We continue to be encouraged by our improved business performance, the traction of our strategic initiatives and the diminishing negative impacts from COVID-19.
Operations
As of December 31, 2022, total memberships were 776,676, an increase of 7.3% compared to 724,140 at December 31, 2021. Center memberships were 725,206, an increase of 11.7% compared to 649,373 at December 31, 2021. Digital On-hold memberships were 51,470, a decrease of 31.2% compared to 74,767 at December 31, 2021. Center memberships and Digital On-hold memberships were 500,948 and 248,641, respectively, at December 31, 2020, a time in which our business was significantly impacted by COVID-19.
As 2022 progressed, we experienced a significant decrease in COVID-19-related restrictions on our operations. While we are still utilizing certain of the processes we implemented to provide a healthy and clean environment for our members and team members, we are no longer subject to the stricter requirements such as face coverings, vaccine mandates or negative test results. We will continue to monitor governmental orders regarding the operations of our centers, as well as our center operating processes and protocols.
Cash Flows and Liquidity
We believe that the combination of our current cash position, our availability under the revolving portion of the Credit Facilities, the actions we have taken with respect to our debt and equity and strengthening our balance sheet, as well as the actions we have taken to reduce our cash outflows, leave us well-positioned to manage and grow our business as we emerge from the adverse impacts of COVID-19.
Investment in Business
We have continued to invest in our business to elevate and broaden our member experiences and drive additional revenue per center membership, including improving our in-center services and products, such as pickleball, Dynamic Personal Training, small group training and our ARORA community, introducing new types of memberships, providing concierge-type member services and expanding our omni-channel offerings. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we achieve additional revenue per center membership. While we remain focused on providing exceptional experiences to our members and growing our revenue, we are also focused on center efficiencies and expense control given our recovery of a significant portion of our center memberships and membership dues.

Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions. Approximately 65% of our centers are now leased, including approximately 90% of our new centers opened within the last five years, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic Trends
We have been actively monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. See “—Overview—Business” for additional information.
Share-Based Compensation
During the year ended December 31, 2022, we recognized share-based compensation expense associated with stock options, restricted stock, restricted stock units and our ESPP that launched on December 1, 2022, totaling approximately $37.3 million. During the year ended December 31, 2021, we recognized share-based compensation expense associated with stock options, restricted Series A Preferred Stock, restricted stock and restricted stock units totaling approximately $334.3 million, a significant portion of which is associated with stock options that were granted prior to 2021. As of the effective date of the IPO, these stock options became fully vested, and they became exercisable either immediately or on April 4, 2022, subject to continued service through such date. Accordingly, during the period from the effective date of the IPO through April 4, 2022, we recognized share-based compensation expense associated with these stock options in an amount equal to the proportion of the total service period that passed from the respective grant dates associated with each of these stock option awards through April 4, 2022. Because the exercisability of these stock options was contingent upon the occurrence of a change of control or an initial public offering, no share-based compensation expense associated with these stock options was recognized prior to the IPO. For more information on our share-based compensation arrangements, see Note 10, Stockholders’ Equity, to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
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
Sale-Leaseback Arrangements
We assess each of our sale-leaseback arrangements to determine whether a sale has occurred under Accounting Standards Codification (“ASC”) Topic 606: Revenue from Contracts with Customers (“ASC 606”), as well as assess whether the classification of the lease and/or the payment terms associated with the renewal options preclude sale accounting under ASC 842, Leases (“ASC 842”). These assessments involve a determination of whether or not control of the underlying property has been transferred to the buyer. If we determine control of the underlying property has been transferred to the buyer, we account for the arrangement as a sale and leaseback transaction. If we determine control of the underlying property has not been transferred to the buyer, we account for the arrangement as a financing transaction. Since our adoption of ASC 842, we have accounted for each of our sale-leaseback arrangements as a sale and leaseback transaction.
For each sale-leaseback arrangement we have entered into with an unrelated third party since our adoption of ASC 842, the measurements associated with the gain or loss recognized on the sale and the lease-related right-of-use assets and liabilities have been adjusted for off-market terms. These off-market adjustments are based on the difference between the sale price of the property and its fair value. The determination of the fair value of the property related to our sale-leaseback arrangements requires subjectivity and estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required, we obtain independent third-party appraisals to determine the fair value of the underlying asset. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth our consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
			As a Percentage of Total Revenue
	2022	2021	2022	2021
Revenue:
Center revenue	$1,769,520	$1,286,634	97.1%	97.6%
Other revenue	53,037	31,419	2.9%	2.4%
Total revenue	1,822,557	1,318,053	100.0%	100.0%
Operating expenses:
Center operations	1,068,208	844,098	58.6%	64.0%
Rent	245,226	209,823	13.4%	15.9%
General, administrative and marketing	213,976	480,543	11.7%	36.5%
Depreciation and amortization	228,883	235,124	12.6%	17.9%
Other operating (income) expenses	(44,355)	43,653	(2.4)%	3.3%
Total operating expenses	1,711,938	1,813,241	93.9%	137.6%
Income (loss) from operations	110,619	(495,188)	6.1%	(37.6)%
Other income (expense):
Interest expense, net of interest income	(113,537)	(224,516)	(6.2)%	(17.0)%
Equity in earnings (loss) of affiliates	300	(9)	—%	—%
Total other expense	(113,237)	(224,525)	(6.2)%	(17.0)%
Loss before income taxes	(2,618)	(719,713)	(0.1)%	(54.6)%
Benefit from income taxes	(825)	(140,344)	—%	(10.6)%
Net loss	$(1,793)	$(579,369)	(0.1)%	(44.0)%
Total revenue. The $504.5 million increase in Total revenue for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily reflects the strong growth in our membership dues and in-center revenues, which was driven by our pricing strategy, continued center membership recovery and higher utilization of our in-center offerings by our members after the adverse impacts of COVID-19 and supported by strategic investments in our business, as well as the opening of 10 new centers during the year ended December 31, 2022.
With respect to the $482.9 million increase in Center revenue for the year ended December 31, 2022 as compared to the year ended December 31, 2021:
•71.4% was from membership dues and enrollment fees, which increased $344.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase reflects the improvement in our Center memberships, which increased to 725,206 as of December 31, 2022 from 649,373 as of December 31, 2021, and the strong growth in our membership dues for the reasons noted above for Total revenue; and
•28.6% was from in-center revenue, which increased $138.3 million as compared to the year ended December 31, 2021. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our services by our members as our operations continue to improve after the adverse impacts of COVID-19, which has been supported by our strategic investments in our business.

The $21.6 million increase in Other revenue for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by our athletic events business, as we experienced a higher level of event participation during the year ended December 31, 2022 as compared to the year ended December 31, 2021 when COVID-19 had reduced our event participation rates. Also, we were able to produce more of our iconic events during the year ended December 31, 2022 as compared to the year ended December 31, 2021 when COVID-19 restrictions forced the cancellation of certain of our events.
Center operations expenses. The $224.1 million increase in Center operations expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by increased staffing requirements resulting from increased usage of our centers and strategic investments in our business during the year ended December 31, 2022 as compared to the year ended December 31, 2021, the opening of 10 new centers during the year ended December 31, 2022, as well as higher labor and utility costs due to inflation during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Rent expense. The $35.4 million increase in Rent expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by our taking possession of nine properties since June 30, 2021 for future centers where we started incurring GAAP rent expense, most of which is non-cash, and the sale-leaseback of nine centers during the year ended December 31, 2022.
General, administrative and marketing expenses. The $266.5 million decrease in General, administrative and marketing expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by a $283.3 million decrease in share-based compensation expense and a $6.2 million decrease in incentive compensation expense, partially offset by a $6.9 million increase in overhead costs that were primarily labor-related to enhance and broaden our member services and experiences, a $6.9 million increase in marketing and information technology expenses and a $2.3 million increase in public company-related expenses. For the year ended December 31, 2022, General, administrative and marketing expenses included approximately $33.5 million of share-based compensation expense as compared to approximately $316.8 million for the year ended December 31, 2021. A significant portion of the share-based compensation expense recognized during the year ended December 31, 2021 is associated with stock options that were granted prior to 2021. As of the effective date of the IPO in October 2021, these stock options became fully vested, and they became exercisable either immediately or on April 4, 2022, subject to continued service through such date. Accordingly, during the period from the effective date of the IPO through April 4, 2022, we recognized share-based compensation expense associated with these stock options in an amount equal to the proportion of the total service period that passed from the respective grant dates associated with each of these stock option awards through April 4, 2022.
Depreciation and amortization. The $6.2 million decrease in Depreciation and amortization for the year ended December 31, 2022 as compared to the year ended December 31, 2021 consisted of $6.3 million lower depreciation, driven by the timing of sale-leaseback transactions, partially offset by $0.1 million higher amortization, driven by a facility license associated with an outdoor enthusiast and bicycling event that we acquired during the third quarter of 2021.
Other operating (income) expenses. Other operating income for the year ended December 31, 2022 was $44.4 million as compared to Other operating expenses of $43.7 million for the year ended December 31, 2021. The $88.1 million change was primarily attributable to the recognition of a $97.5 million gain on sale-leaseback transactions associated with nine properties that were completed during the year ended December 31, 2022, partially offset by higher costs associated with our athletic events business, as we experienced a higher level of event participation and we were able to produce more of our iconic events during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Interest expense, net of interest income. The $111.0 million decrease in Interest expense, net of interest income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by a $41.0 million non-cash expense that was recognized during the year ended December 31, 2021 in connection with the conversion of a related-party secured loan into Series A Preferred Stock, write-offs of debt issuance costs and original issuance discount costs totaling $28.6 million and a $5.7 million prepayment penalty related to the partial pay down of our Term Loan Facility, both of which were recognized during the year ended December 31, 2021 in connection with extinguished debt instruments, as well as a lower average level of outstanding borrowings during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Benefit from income taxes. The benefit from income taxes was $0.8 million for the year ended December 31, 2022 as compared to $140.3 million for the year ended December 31, 2021. The effective tax rate was 31.5% and 19.5% for those same periods, respectively. The decrease in benefit from income taxes for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by a decrease in our loss before income taxes, partially offset by a decrease in the valuation allowance associated with certain of our deferred tax assets.

Net loss. As a result of the factors described above, net loss decreased by $577.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table sets forth our consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
			As a Percentage of Total Revenue
	2021	2020	2021	2020
Revenue:
Center revenue	$1,286,634	$929,966	97.6%	98.1%
Other revenue	31,419	18,413	2.4%	1.9%
Total revenue	1,318,053	948,379	100.0%	100.0%
Operating expenses:
Center operations	844,098	660,046	64.0%	69.6%
Rent	209,823	186,257	15.9%	19.6%
General, administrative and marketing	480,543	149,898	36.5%	15.8%
Depreciation and amortization	235,124	247,693	17.9%	26.1%
Other operating	43,653	63,634	3.3%	6.7%
Total operating expenses	1,813,241	1,307,528	137.6%	137.8%
Loss from operations	(495,188)	(359,149)	(37.6)%	(37.8)%
Other expense:
Interest expense, net of interest income	(224,516)	(128,394)	(17.0)%	(13.5)%
Equity in loss of affiliates	(9)	(187)	—%	—%
Total other expense	(224,525)	(128,581)	(17.0)%	(13.5)%
Loss before income taxes	(719,713)	(487,730)	(54.6)%	(51.3)%
Benefit from income taxes	(140,344)	(127,538)	(10.6)%	(13.3)%
Net loss	$(579,369)	$(360,192)	(44.0)%	(38.0)%
Total revenue. The $369.7 million increase in Total revenue for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily reflects the adverse economic impact that our center closures had on our business during the year ended December 31, 2020, and the timing of the subsequent reopening of our centers, as well as pricing initiatives we implemented at the majority of our centers during the year ended December 31, 2021, which resulted in higher average Center membership dues being charged to new members during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
With respect to the $356.6 million increase in Center revenue for the year ended December 31, 2021 as compared to the year ended December 31, 2020:
•71.8% was from membership dues and enrollment fees, which increased $256.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase reflects the adverse economic impact that our center closures, which resulted from COVID-19, had on our business during the year ended December 31, 2020 and the timing of the subsequent reopening of our centers, as well as pricing initiatives we implemented at the majority of our centers during the year ended December 31, 2021, which resulted in higher average Center membership dues being charged to new members during the year ended December 31, 2021 as compared to the year ended December 31, 2020; and
•28.2% was from in-center revenue, which increased $100.6 million as compared to the year ended December 31, 2020. This increase was recognized across all of our primary in-center businesses and reflects the adverse economic impact that our center closures, which resulted from COVID-19, had on our business during the year ended December 31, 2020 as well as the timing of the subsequent reopening of our centers.

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
Rent expense. The $23.5 million increase in Rent expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by the sale-leaseback of two centers occurring during the year ended December 31, 2021, the sale-leaseback of three centers that occurred during the fourth quarter of 2020, and our taking possession of nine properties during the year ended December 31, 2021 for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. The $330.6 million increase in General, administrative and marketing expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by a $316.8 million increase in share-based compensation expense, a $16.4 million increase in general and administrative costs, primarily driven by the return of corporate team members who were furloughed during the year ended December 31, 2020 as well as other costs to support revenue growth, and a $5.7 million increase in marketing expenses, partially offset by a $9.9 million decrease in corporate COVID-19 related expenses. A significant portion of the share-based compensation expense that we recognized during the year ended December 31, 2021 was associated with stock options that were granted prior to 2021. As of the effective date of the IPO in October 2021, these stock options became fully vested, and they became exercisable either immediately or on April 4, 2022, subject to continued service through such date. Accordingly, during the period from the effective date of the IPO through December 31, 2021, we recognized share-based compensation expense associated with these stock options in an amount equal to the proportion of the total implied service period that passed from the respective grant dates associated with each of these stock option awards through December 31, 2021. Because the exercisability of these stock options was contingent upon the occurrence of a change of control or an initial public offering, no share-based compensation expense associated with these stock options was recognized prior to the IPO.
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
Interest expense, net of interest income. The $96.1 million increase in Interest expense, net of interest income for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by a $41.0 million non-cash expense recognized related to the conversion of our related party secured loan into Series A Preferred Stock, write-offs of debt issuance costs and original issuance discount costs associated with extinguished debt instruments totaling $28.6 million and a $5.7 million prepayment penalty related to partial pay down of our Term Loan Facility. Additionally, the increase also reflects a relatively higher effective weighted average interest rate on an increased average level of outstanding borrowings during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Benefit from income taxes. The benefit from income taxes was $140.3 million for the year ended December 31, 2021 as compared to $127.5 million for the year ended December 31, 2020. The effective tax rate was 19.5% and 26.1% for those same periods, respectively. The change in benefit from income taxes was primarily attributable to: (i) an increase in our loss before income taxes for the year ended December 31, 2021 as compared to the year ended December 31, 2020; (ii) a $41.0 million loss related to the extinguishment of our related party secured loan that we recognized for GAAP purposes during the year ended December 31, 2021 that was not recognized for tax purposes; and (iii) the recognition during the year ended December 31, 2021 of an increase in the valuation allowance to reduce the deferred tax asset associated with our net operating losses.
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
We have taken significant actions to improve our liquidity. During 2022, we completed sale-leaseback transactions associated with nine properties. During 2021, we refinanced a significant portion of our outstanding debt and we completed a sale-leaseback transaction associated with two properties. For information regarding the refinancing actions we took during 2021, see Note 8, Debt, to our consolidated financial statements in Part II, Item 8 of this Annual Report. For more information regarding the sale-leaseback transactions that were consummated during 2022 and 2021, see Note 9, Leases, to our consolidated financial statements in Part II, Item 8 of this Annual Report. We continue to explore potential sale-leaseback opportunities for a number of our properties.
Additionally, on October 12, 2021, we completed our IPO of 39.0 million shares of our common stock at a public offering price of $18.00 per share, resulting in total gross proceeds of $702.0 million before deducting the underwriting discounts and other offering expenses. Additionally, on November 1, 2021, we consummated the sale of nearly 1.6 million additional shares of our common stock at the IPO price of $18.00 per share pursuant to the partial exercise by the underwriters of their over-allotment option, resulting in total gross proceeds of approximately $28.4 million before deducting the underwriting discounts and commissions. On October 13, 2021, we paid down $575.7 million (including a $5.7 million pre-payment penalty) of our Term Loan Facility with a portion of the net proceeds we received from the IPO. We used the remaining net proceeds from the IPO, along with the additional net proceeds of approximately $27.1 million from the sale of the additional nearly 1.6 million shares of common stock, for general corporate purposes. We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business.
As the opportunity arises or as our business needs require, we may seek to raise capital through additional debt financing or through equity financing. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, we have not experienced difficulty accessing the credit and capital markets; however, volatility in these markets, particularly in light of the rising interest rate environment and any continued impacts of COVID-19 may increase costs associated with issuing debt instruments or affect our ability to access those markets, which could have an adverse impact on our ability to raise additional capital, to refinance existing debt and/or to react to changing economic and business conditions. In addition, it is possible that our ability to access the credit and capital markets could be limited at a time when we would like or need to do so.
As of December 31, 2022, there were $20.0 million of outstanding borrowings under our Revolving Credit Facility and there were $31.4 million of outstanding letters of credit, resulting in total availability under our Revolving Credit Facility of $423.6 million. Total cash and cash equivalents, exclusive of restricted cash, at December 31, 2022 was $25.2 million, resulting in total cash and availability under our Revolving Credit Facility of $448.8 million.

The following table sets forth our consolidated statements of cash flows data (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$200,969	$(20,029)	$(95,981)
Net cash used in investing activities	(243,542)	(269,919)	(6,115)
Net cash provided by financing activities	36,798	288,399	87,395
Effect of exchange rate on cash and cash equivalents	(353)	(9)	(55)
Decrease in cash and cash equivalents	$(6,128)	$(1,558)	$(14,756)
Operating Activities
The $221.0 million increase in net cash provided by operating activities for the year December 31, 2022 as compared to the year ended December 31, 2021 was primarily the result of higher profitability, before the impact of non-cash share-based compensation expense, due to the recovery from the impact of COVID-19 on our business.
The $76.0 million decrease in net cash used in operating activities for the year December 31, 2021 as compared to the year ended December 31, 2020 was primarily the result of higher profitability, before the impact of non-cash share-based compensation expense, due to the recovery from the impact of COVID-19 on our business.
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
The $26.4 million decrease in net cash used in investing activities for the year December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by a higher amount of proceeds that we received from sale-leaseback transactions, partially offset by a higher level of new center construction activity during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
The $263.8 million increase in net cash used in investing activities for the year December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by a relatively higher level of new center construction activity and lower amount of proceeds we received from sale-leaseback transactions during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Cash used in investing activities for the year ended December 31, 2021 also included a $9.1 million payment we made in connection with the acquisition of the assets associated with an outdoor enthusiast and bicycling event.
The following schedule reflects capital expenditures by type of expenditure (in thousands):

	Year Ended December 31,
	2022	2021	2020
Growth capital expenditures, net of construction reimbursements (1)	$409,435	$205,308	$164,157
Center maintenance capital expenditures	98,111	61,932	32,111
Corporate capital expenditures	83,632	61,669	69,349
Total capital expenditures	$591,178	$328,909	$265,617
(1)    Growth capital expenditures include new center land and construction, growth initiatives, major remodels of acquired centers and the purchase of previously leased centers.
The $262.3 million increase in total capital expenditures for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by higher growth capital expenditures for new centers, continued investments in technology and corporate capital expenditures related to Life Time Work.

The $63.3 million increase in total capital expenditures for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by higher growth capital expenditures for new centers and center maintenance capital expenditures due to the reopening of our centers after the COVID-19 pandemic and our desire to deliver the best places for our members as they returned.
Financing Activities
The $251.6 million decrease in net cash provided by financing activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by net proceeds we received from borrowings under our Term Loan Facility and our secured and unsecured notes during the year ended December 31, 2021.
The $201.0 million increase in net cash provided by financing activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by the $702 million of gross proceeds we received in connection with the IPO, offset by repayments of our Term Loan Facility and Revolving Credit Facility.
Cash Requirements
Our cash requirements within the next twelve months include accounts payable, construction accounts payable, accrued expenses and other current liabilities.
Our cash requirements greater than twelve months from various contractual obligations and commitments include:
Debt Obligations and Interest Payments
Refer to Note 8, Debt, to our consolidated financial statements included in Part II, Item 8 of this Annual Report for further detail of our debt and the timing of expected future principal and interest payments. We expect to pay approximately $129.7 million of interest in the next 12 months and approximately $281.4 million of interest beyond 12 months.
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
Contracted Services
Contracted services include agreements with third-party service providers for software licenses and support, and marketing services. We expect to pay approximately $12.2 million for contracted services in the next 12 months and approximately $10.7 million beyond 12 months.
Capital Expenditures
Our primary capital expenditure requirements include growth capital expenditures, which include new center land and construction, growth initiatives and major remodels of acquired centers, as well as maintenance capital expenditures to keep our centers operational and meeting our standards. As of December 31, 2022, we had 12 centers under construction and $456 million of capital expenditures invested in future center development.
We expect to satisfy our short-term and long-term obligations through a combination of cash on hand, funds generated from operations, sale-leaseback transactions, the borrowing capacity available under our Revolving Credit Facility and additional debt and equity financing as needed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business that include changes in interest rates and changes in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At December 31, 2022, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At December 31, 2022, there were $20.0 million of outstanding borrowings on the Revolving Credit Facility and there were $31.4 million of outstanding letters of credit, resulting in total revolver availability of $423.6 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.00% or base rate plus 3.00%. Our Term Loan Facility is also subject to variable rates of LIBOR plus 4.75% or base rate plus 3.75% and had an outstanding balance of $273.6 million at December 31, 2022.
Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn (and that LIBOR is in excess of the floor rate applicable to the Term Loan Facility), each one percentage point change in interest rates would result in an approximately $7.5 million change in annual interest expense on the indebtedness under the Credit Facilities. We plan to replace LIBOR with Term Secured Overnight Financing Rate (“SOFR”) no later than June 30, 2023, and our Credit Facilities have a built-in mechanism to transition automatically from LIBOR to SOFR.
Foreign currency exchange risk
We operate primarily in the United States with three centers operating in Canada. Given our limited amount of operations outside of the United States, fluctuations due to changes in foreign currency exchange rates would not have a material impact on our business.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on our assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Management’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Life Time Group Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Life Time Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 8, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Life Time Group Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Life Time Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Sale-Leaseback Transactions – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
As described in Note 9 to the Company’s consolidated financial statements, the Company entered into and consummated sale-leaseback transactions involving nine properties with unrelated third parties during the year ended December 31, 2022. Under these transactions, the Company sold properties with a combined net book value of $285.8 million for cash proceeds of $375.0 million, which was reduced by transactions costs of $1.8 million, for net cash proceeds of $373.2 million. The estimated fair value of the properties sold was $385.1 million. Accordingly, the aggregate sales price associated with these arrangements was increased, for accounting purposes, by a total of $10.1 million, which resulted in the recognition of a gain of $97.5 million on these transactions. The Company determined that the transactions qualified as sale-leaseback transactions in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases.
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
March 8, 2023
We have served as the Company’s auditor since 2002.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,509	$31,637
Accounts receivable, net	13,381	6,464
Center operating supplies and inventories	45,655	41,007
Prepaid expenses and other current assets	45,743	48,883
Income tax receivable	748	3,533
Total current assets	131,036	131,524
Property and equipment, net	2,901,242	2,791,464
Goodwill	1,233,176	1,233,176
Operating lease right-of-use assets	2,116,761	1,864,528
Intangible assets, net	173,404	174,241
Other assets	69,744	61,742
Total assets	$6,625,363	$6,256,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,973	$71,308
Construction accounts payable	125,031	83,311
Deferred revenue	36,859	33,871
Accrued expenses and other current liabilities	154,427	147,920
Current maturities of debt	15,224	23,527
Current maturities of operating lease liabilities	51,892	46,315
Total current liabilities	457,406	406,252
Long-term debt, net of current portion	1,805,698	1,775,719
Operating lease liabilities, net of current portion	2,162,424	1,909,883
Deferred income taxes, net	41,393	55,213
Other liabilities	34,181	18,216
Total liabilities	4,501,102	4,165,283
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value per share, 500,000 shares authorized, 194,271 and 193,060 shares issued and outstanding, respectively	1,943	1,931
Additional paid-in capital	2,784,416	2,743,560
Accumulated deficit	(652,876)	(651,083)
Accumulated other comprehensive loss	(9,222)	(3,016)
Total stockholders’ equity	2,124,261	2,091,392
Total liabilities and stockholders’ equity	$6,625,363	$6,256,675
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Center revenue	$1,769,520	$1,286,634	$929,966
Other revenue	53,037	31,419	18,413
Total revenue	1,822,557	1,318,053	948,379
Operating expenses:
Center operations	1,068,208	844,098	660,046
Rent	245,226	209,823	186,257
General, administrative and marketing	213,976	480,543	149,898
Depreciation and amortization	228,883	235,124	247,693
Other operating (income) expenses	(44,355)	43,653	63,634
Total operating expenses	1,711,938	1,813,241	1,307,528
Income (loss) from operations	110,619	(495,188)	(359,149)
Other (expense) income:
Interest expense, net of interest income	(113,537)	(224,516)	(128,394)
Equity in earnings (loss) of affiliates	300	(9)	(187)
Total other expense	(113,237)	(224,525)	(128,581)
Loss before income taxes	(2,618)	(719,713)	(487,730)
Benefit from income taxes	(825)	(140,344)	(127,538)
Net loss	$(1,793)	$(579,369)	$(360,192)
Loss per common share – basic and diluted	$(0.01)	$(3.73)	$(2.48)
Weighted-average common shares outstanding – basic and diluted	193,570	155,470	145,137
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(1,793)	$(579,369)	$(360,192)
Foreign currency translation adjustments, net of tax of $0	(6,206)	214	1,422
Comprehensive loss	$(7,999)	$(579,155)	$(358,770)
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2019	141,596	$1,416	$1,479,941	$(15,000)	$288,478	$(4,652)	$1,750,183
Net loss	—	—	—	—	(360,192)	—	(360,192)
Other comprehensive income	—	—	—	—	—	1,422	1,422
Issuance of common stock	3,600	36	89,964	—	—	—	90,000
Balance at December 31, 2020	145,196	1,452	1,569,905	(15,000)	(71,714)	(3,230)	1,481,413
Net loss	—	—	—	—	(579,369)	—	(579,369)
Other comprehensive income	—	—	—	—	—	214	214
Share-based compensation	—	—	334,339	—	—	—	334,339
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	3,843	—	—	—	3,843
Issuance of common stock in connection with the IPO and over-allotment exercise, net of offering costs	40,582	406	700,961	—	—	—	701,367
Issuance of common stock in connection with Series A Preferred Stock conversion	6,687	67	149,518	—	—	—	149,585
Issuance of restricted stock in connection with restricted Series A Preferred Stock conversion	595	6	(6)	—	—	—	—
Cancellation of stockholder note receivable	—	—	(15,000)	15,000	—	—	—
Balance at December 31, 2021	193,060	1,931	2,743,560	—	(651,083)	(3,016)	2,091,392
Net loss	—	—	—	—	(1,793)	—	(1,793)
Other comprehensive loss	—	—	—	—	—	(6,206)	(6,206)
Share-based compensation	—	—	37,291	—	—	—	37,291
Stock option exercises	363	4	3,751	—	—	—	3,755
Equity issuance costs	—	—	(270)	—	—	—	(270)
Issuance of common shares in connection with the vesting of restricted stock units	848	8	(562)	—	—	—	(554)
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	646	—	—	—	646
Balance at December 31, 2022	194,271	$1,943	$2,784,416	$—	$(652,876)	$(9,222)	$2,124,261
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(1,793)	$(579,369)	$(360,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	228,883	235,124	247,693
Deferred income taxes	(13,560)	(139,941)	(99,910)
Share-based compensation	37,291	334,339	—
Non-cash rent expense	38,534	22,602	37,105
Impairment charges associated with long-lived assets	2,062	2,076	37,754
(Gain) loss on disposal of property and equipment, net	(99,974)	2,746	(7,130)
Loss on debt extinguishment	—	40,993	—
Write-off of debt discounts and issuance costs	—	28,568	—
Amortization of debt discounts and issuance costs	7,873	9,590	12,033
Changes in operating assets and liabilities	3,372	26,717	37,517
Other	(1,719)	(3,474)	(851)
Net cash provided by (used in) operating activities	200,969	(20,029)	(95,981)
Cash flows from investing activities:
Capital expenditures	(591,178)	(328,909)	(265,617)
Acquisitions, net of cash acquired	—	(9,529)	(100)
Proceeds from sale-leaseback transactions	351,850	73,981	235,660
Proceeds from the sale of land held for sale	—	—	22,971
Other	(4,214)	(5,462)	971
Net cash used in investing activities	(243,542)	(269,919)	(6,115)
Cash flows from financing activities:
Proceeds from borrowings	20,084	1,907,577	116,583
Repayments of debt	(25,644)	(2,178,004)	(36,385)
Proceeds from revolving credit facility	805,000	159,000	573,902
Repayments of revolving credit facility	(785,000)	(253,000)	(654,902)
Repayments of finance lease liabilities	(1,404)	(1,514)	(1,343)
Proceeds from financing obligations	21,350	—	—
Proceeds from the issuance of common stock, net of issuance costs	—	701,926	90,000
Proceeds from stock option exercises	3,755	—	—
Increase in debt discounts and issuance costs	(43)	(47,586)	(460)
Other	(1,300)	—	—
Net cash provided by financing activities	36,798	288,399	87,395
Effect of exchange rate on cash and cash equivalents	(353)	(9)	(55)
Decrease in cash and cash equivalents	(6,128)	(1,558)	(14,756)
Cash and cash equivalents – beginning of period	31,637	33,195	47,951
Cash and cash equivalents – end of period	$25,509	$31,637	$33,195
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
1.Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “We,” “Our,” or “the Company”) is a holding company incorporated in the state of Delaware. Life Time Group Holdings, Inc. changed its name from LTF Holdings, Inc. effective on June 21, 2021. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of December 31, 2022, we operated 161 centers in 29 states and one Canadian province.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, the United States declared a National Public Health Emergency and we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19. We re-opened our first center on May 8, 2020 and continued to re-open our centers as state and local governmental authorities permitted. With the exception of our three Canadian centers, which were temporarily closed during a portion of January 2022, all of our centers were open during 2022.
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
On October 13, 2021, we used a portion of the $674.0 million of net proceeds we received in connection with the IPO to pay down $575.7 million (including a $5.7 million prepayment penalty) of our Term Loan Facility (as defined in Note 8, Debt). For more information regarding our Term Loan Facility, see Note 8, Debt.
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
We account for all of our investments in unconsolidated subsidiaries using the equity method of accounting. We apply this method of accounting to our investments when we have the ability to exercise significant influence over the operating and financial policies of the investee. Our share of the investee’s earnings (losses) associated with our investments in

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
unconsolidated subsidiaries is included in Equity in earnings (loss) of affiliates in our consolidated statements of operations. See “Other Assets” within Note 2 below for additional information regarding our investments in unconsolidated subsidiaries.
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
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” which provides implementation guidance associated with ASU 2020-04 and clarifies certain optional expedients in Topic 848. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. We plan to replace LIBOR with Term Secured Overnight Financing Rate (“SOFR”) no later than June 30, 2023. We are still evaluating the impact of ASU 2020-04, but do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Center Revenue
Center revenue consists of center membership and digital membership dues, enrollment fees and revenue generated within a center, which we refer to as in-center revenue. In-center revenue includes fees for Dynamic Personal Training, aquatics, and kids programming, as well as sales of products at our cafés, and sales of products and services offered at our spas and tennis and pickleball programs.
Revenue from product sales is generally recognized at the point of sale to the customer; however, revenue from our various service offerings received in advance of service delivery is deferred and subsequently recognized when the services are provided. Dynamic Personal Training revenue received in advance of training sessions, as well as the related sales commissions, are initially deferred and subsequently recognized when the sessions are delivered. Upon recognition, sales commissions associated with Dynamic Personal Training sessions are included in Center operations in our consolidated statements of operations. Throughout the estimated redemption period associated with prepaid sessions, we also recognize Dynamic Personal Training breakage revenue and the related commissions, using a method that is proportionate to the pattern of redemptions. We estimate breakage based on historical redemption patterns.
Generally, we receive a one-time enrollment fee at the time a member joins. The enrollment fees are generally nonrefundable after seven days. Enrollment fees and related direct expenses are deferred and recognized on a straight-line basis over an estimated average membership life, which is based on historical membership experience. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center in a month, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life.
Other Revenue
Other revenue includes revenue generated outside of our centers, which are primarily media, athletic events and related services. Our media revenue includes our magazine, Experience Life®, and the related advertising revenue is recognized over the duration of the advertising placement. Our athletic events revenue includes endurance activities such as running and cycling, and our related services revenue includes revenue from our race registration and timing businesses. Athletic event revenue and race registration revenue is recognized upon the completion of the event. Other revenue also includes revenue generated from our digital memberships and our Life Time Work and Life Time Living locations.
For more information regarding revenue, see Note 6, Revenue.
Cash and Cash Equivalents
We classify all unrestricted cash accounts and highly liquid debt instruments purchased with original maturities of three months or less as cash and cash equivalents. Restricted cash of $0.3 million, which is used as collateral for our self-insured workers’ compensation and general liabilities claims under our captive insurance policy, was included in cash and cash equivalents at December 31, 2022.
Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. The allowance for doubtful accounts was $0.9 million and $0.9 million at December 31, 2022 and 2021, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value and are removed from the balance on a first-in-first-out basis. The reserve for obsolescence was approximately $1.4 million and $1.3 million at December 31, 2022 and 2021, respectively.
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
Business Combinations and Asset Acquisitions
We account for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. The total consideration transferred in a business combination is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill recognized in a business combination represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination. Certain provisions within ASC 805 prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. For more information on the outdoor enthusiast and bicycling event that we acquired during the year ended December 31, 2021, which we accounted for as an asset acquisition, see Note 5, Goodwill and Intangibles.
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
During 2022, 2021, and 2020, we determined that certain projects were no longer deemed viable for construction, and that the previously capitalized site development costs associated with these projects were impaired. During 2020, we also determined that the operating lease right-of-use assets and certain of the fixed assets associated with some of our leased centers and some of our ancillary businesses were also impaired. Accordingly, we recognized impairment charges of $2.1 million, $2.1 million and $37.8 million associated with these long-lived assets during the years ended December 31, 2022, 2021 and 2020, respectively, which are included in Other operating (income) expenses in our consolidated statements of operations.
Goodwill
We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the reporting unit to which the goodwill relates and comparing this fair value to the net book value of the reporting unit. Our policy is to test goodwill for impairment on October 1 of each year. If fair value of a reporting unit is less than its carrying value, we reduce the carrying value accordingly and record a corresponding impairment loss. We have two reporting units: Centers and Corporate Businesses. At both December 31, 2022 and 2021, out of the total goodwill balance of $1,233.2 million recognized on our consolidated balance sheets, $1,230.9 million has been allocated to our Centers reporting unit and $2.3 million has been allocated to our Corporate Businesses reporting unit. At December 31, 2022, the estimated fair value of our Centers reporting unit is in excess of its carrying value.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Based upon our review and analysis, no goodwill impairments were deemed to have occurred during the years ended December 31, 2022, 2021, and 2020. For more information on goodwill, see Note 5, Goodwill and Intangibles.
Leases
We lease some of our centers, offices and other facilities, as well as other equipment. Excluding renewal options that are not reasonably certain to be exercised, our leases have remaining contractual terms that primarily range from one year to 27 years. Most of the leases contain renewal options and escalation clauses, and certain of them include contingent rental payments, determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels. Our property leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. Our lease agreements do not contain any material residual value guarantees.
Lease Cost
Lease cost associated with operating leases and short-term leases is recognized on a straight-line basis from the date we take possession of the property through the end of the lease term. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the estimated useful life of the underlying assets or the lease term. Interest associated with finance lease liabilities is recognized using the effective interest rate method. Variable lease payments not recognized in the measurement of operating and finance lease liabilities are expensed as incurred. For more information regarding lease cost included in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, see Note 9, Leases.
Operating Lease Right-of-Use Assets and Liabilities
The measurement of each of our operating lease liabilities represents the present value of the remaining lease payments over the remaining lease term, discounted using an appropriate incremental borrowing rate. The measurement of each of our operating lease right-of-use assets represents the related operating lease liability measurement increased by, if applicable, prepaid rent, the fair value associated with the acquisition of a leasehold right and/or the fair value associated with the acquisition of a favorable lease, and decreased by, if applicable, lease incentives, impairment charges and/or the fair value associated with the acquisition of an unfavorable lease.
For more information regarding the operating lease right-of-use assets and liabilities that are recognized on our December 31, 2022 and 2021 consolidated balance sheets, see Note 9, Leases.
Finance Lease Right-of-Use Assets and Liabilities
The measurement of each of our finance lease right-of-use assets and liabilities represents the present value of the remaining lease payments associated with the arrangement over the remaining lease term, discounted using an appropriate incremental borrowing rate.
Finance lease right-of-use assets are included in Other assets on our consolidated balance sheets. The current and long-term portions of our finance lease liabilities are included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheets. For more information regarding the finance lease right-of-use assets and liabilities that are recognized on our December 31, 2022 and 2021 consolidated balance sheets, see Note 9, Leases.
Sale-Leaseback Arrangements
We assess each of our sale-leaseback arrangements to determine whether a sale has occurred under ASC Topic 606: Revenue from Contracts with Customers (“ASC 606”), and we assess whether the classification of the lease and/or the payment terms associated with the renewal options preclude sale accounting under ASC 842, Leases (“ASC 842”). These assessments involve a determination of whether control of the underlying property has been transferred to the buyer. If we determine control of the underlying property has been transferred to the buyer, we account for the arrangement as a sale and leaseback transaction. If we determine control of the underlying property has not been transferred to the buyer, we account for the arrangement as a financing transaction. Since our adoption of ASC 842, we have accounted for each of our sale-leaseback arrangements as a sale and leaseback transaction.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
For each sale-leaseback arrangement we have entered into with an unrelated third party since our adoption of ASC 842, the measurements associated with the gain or loss recognized on the sale and the lease-related right-of-use assets and liabilities have been adjusted for any off-market terms. These off-market adjustments are based on the difference between the sales price of the property and its fair value. When the sales price is less than the underlying property’s fair value, we recognize the difference as an increase to the sales price and as an increase in the operating lease right-of-use asset. When the sales price is greater than the underlying property’s fair value, we recognize the difference as a reduction to the sales price and as a financing obligation that is separate from the operating lease liability. We then allocate the payments due under the lease between those associated with the operating lease liability and those associated with the financing obligation, in a manner that results in a zero balance at the end of the initial lease term for both liabilities. The financing obligation is amortized using the effective interest method, and interest is calculated using the same incremental borrowing rate as that used for purposes of measuring the related operating lease liability.
We account for sale-leaseback arrangements with related parties at their contractually stated terms. Accordingly, under these arrangements, the measurements associated with the gain or loss recognized on the sale and the lease-related right-of-use assets and liabilities are not adjusted for off-market terms.
The determination of the fair value of the property related to our sale-leaseback arrangements is subjective and requires estimates, including the use of multiple valuation techniques and uncertain inputs, such as market price per square foot and assumed capitalization rates or the replacement cost of the assets, where applicable. Where real estate valuation expertise is required, we obtain independent third-party appraisals to determine the fair value of the underlying asset. While determining fair value requires a variety of input assumptions and judgment, we believe our estimates of fair value are reasonable.
For more information regarding sale-leaseback transactions that were consummated during the years ended December 31, 2022, 2021 and 2020, see Note 9, Leases.
Build-to-Suit Lease Arrangements
For some of our centers, we enter into build-to-suit lease arrangements related to the design and construction of a new center on the property. We evaluate build-to-suit lease arrangements by first determining whether or not we control the underlying asset being constructed prior to the commencement date of the lease. If we determine that we do not control the underlying asset during the construction period, we account for the arrangement as either an operating lease or a finance lease. If we determine that we control the underlying asset during the construction period, we initially account for the arrangement as a financing transaction. For each of our build-to-suit arrangements, we have determined that we either: (1) do not control the underlying asset currently under construction as of December 31, 2022; or (2) we did not control the underlying constructed asset prior to the commencement date of the lease. Accordingly, we are accounting for each of our build-to-suit arrangements as an operating lease.
Intangible Assets
Intangible assets at December 31, 2022 and 2021 include trade names, customer relationships and a facility license associated with an outdoor enthusiast and bicycling event. For more information on intangible assets, see Note 5, Goodwill and Intangibles.
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
Other Assets
Other assets at December 31, 2022 and 2021 primarily consists of our executive nonqualified plan assets, our investments in unconsolidated subsidiaries, rent deposits and unamortized debt issuance costs associated with the revolving portion of our senior secured credit facility.
Investments in Unconsolidated Subsidiaries
In 1999, we, together with two unrelated organizations, formed an Illinois limited liability company named Bloomingdale LIFE TIME Fitness L.L.C. (“Bloomingdale LLC”) for the purpose of constructing and operating a center in Bloomingdale, Illinois. We currently account for our investment in Bloomingdale LLC using the equity method of accounting.
In December 2019, we formed both a Delaware limited liability company named Dallas-Montfort Holdings, LLC (“D-M Holdings”) and a Delaware limited liability company named Dallas-Montfort Property, LLC, which is a wholly owned subsidiary of D-M Holdings. Also in December 2019, we and an unrelated organization each became a holder of 50% of the membership interests in D-M Holdings in exchange for a cash capital contribution. These capital contributions were made in connection with the acquisition of a property in Texas. There was no operating activity associated with D-M Holdings during the years ended December 31, 2022, 2021 and 2020. We currently account for our investment in D-M Holdings using the equity method of accounting.
In addition to our investments in Bloomingdale LLC and D-M Holdings, we also have investments in various other unconsolidated subsidiaries. The amounts we have currently invested in each of these unconsolidated subsidiaries is not material. We currently account for each of these investments using the equity method of accounting.
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the years ended December 31, 2022 and 2021.
Financial Assets and Liabilities. At December 31, 2022, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes (each of which is defined in Note 8, Debt) was approximately $272.3 million, $860.3 million and $425.1 million, respectively. At December 31, 2021, the fair value of our outstanding Term Loan Facility, Secured Notes and

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Unsecured Notes was approximately $277.0 million, $957.4 million and $494.0 million, respectively. The carrying amount of our outstanding Mortgage Notes and Construction Loan (each of which is defined in Note 8, Debt) at December 31, 2022 and 2021 approximates fair value. The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 8, Debt.
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our consolidated statements of operations. For information regarding impairment charges associated with our long-lived assets that we recognized during each of the periods presented, see the Impairment of Long-Lived Assets section within this footnote.
Marketing Expenses
Marketing expenses, which are included in General, administrative and marketing in our consolidated statements of operations, primarily consist of marketing department costs and media and advertising costs to support and grow our Center membership levels, in-center businesses, new center openings and our ancillary businesses. Marketing expenses are recognized as incurred. Marketing expenses for the years ended December 31, 2022, 2021 and 2020 were $39.3 million, $37.1 million and $31.4 million, respectively.
Litigation
We are currently engaged in a material litigation matter with an insurance provider involving a complaint we filed seeking declaratory relief and damages associated with a property/business interruption insurance claim. We are also engaged in various other legal matters incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to court rulings, negotiations between affected parties and governmental intervention. We establish reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse outcomes. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. If we were to have a gain contingency, we would disclose it in the notes to the financial statements. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. Such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance. For more information on our legal matters, see Note 12, Commitments and Contingencies.
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
Our income tax returns are periodically audited by U.S. federal, state and local and Canadian tax authorities. At any given time, multiple tax years may be subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. We recognize, measure, present and disclose a liability for unrecognized tax benefits related to certain tax positions that we have taken or expect to take in our income tax returns. We recognize a tax position when it is more likely than not that the position will be sustained upon examination, including

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
resolutions of any related appeals or litigation processes, based on the technical merits. We adjust our liability for unrecognized tax benefits in the period in which an uncertain tax position is effectively settled, that statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including penalties and interest, is included in Other liabilities on our consolidated balance sheets. We recognize adjustments to our liability for unrecognized tax benefits, including penalties and interest, within Benefit from income taxes in our consolidated statements of operations. For more information on income taxes, see Note 7, Income Taxes.
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
For more information on the basic and diluted loss per share calculations for the years ended December 31, 2022, 2021 and 2020, see Note 11, Loss Per Share.
Changes in Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss during the years ended December 31, 2022, 2021 and 2020 is related to foreign currency translation adjustments associated with our Canadian operations.
3.Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Property held for sale	$4,987	$—
Construction contract receivables	8,867	14,949
Deferred membership origination costs	752	3,150
Prepaid expenses	31,137	30,784
Prepaid expenses and other current assets	$45,743	$48,883

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Real estate taxes	$32,373	$32,955
Accrued interest	36,518	35,006
Payroll liabilities	19,908	23,243
Utilities	7,285	7,022
Self-insurance accruals	21,369	18,921
Corporate accruals	29,731	24,741
Current maturities of finance lease liabilities	796	1,374
Other	6,447	4,658
Accrued expenses and other current liabilities	$154,427	$147,920
Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	Year Ended December 31,
	2022	2021	2020
Accounts receivable	$(5,988)	$(1,736)	$11,645
Center operating supplies and inventories	(4,699)	(4,729)	8,044
Prepaid expenses and other current assets	2,027	(8,050)	12,545
Income tax receivable	2,784	660	4,768
Other assets	796	2,363	6,010
Accounts payable	2,990	17,189	397
Accrued expenses and other current liabilities	6,573	38,299	(20,585)
Deferred revenue	3,028	(10,950)	(8,028)
Other liabilities	(4,139)	(6,329)	22,721
Changes in operating assets and liabilities	$3,372	$26,717	$37,517
Additional supplemental cash flow information is as follows:

	Year Ended December 31,
	2022	2021	2020
Net cash paid for (received from) income taxes, net of refunds received	$10,640	$(885)	$(32,447)
Cash payments for interest, net of capitalized interest	105,152	125,411	111,696
Capitalized interest	15,872	3,749	4,942
Non-cash activities:
Issuance of Series A Preferred Stock (as defined in Note 10, Stockholders’ Equity) in connection with the extinguishment of a related party secured loan	—	108,591	—
Conversion of Series A Preferred Stock to common stock	—	149,585	—
See Note 9, Leases for supplemental cash flow information associated with our lease arrangements for the years ended December 31, 2022, 2021 and 2020.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4.Property and Equipment
Property and equipment, net consisted of the following:

	Depreciable	December 31,
	Lives	2022	2021
Land		$360,327	$373,519
Buildings and related fixtures	3-44 years	1,894,007	1,988,156
Leasehold improvements	1-27 years	635,540	397,242
Construction in progress		410,985	402,803
Equipment and other	1-15 years	904,933	807,842
Property and equipment, gross		4,205,792	3,969,562
Less accumulated depreciation		(1,304,550)	(1,178,098)
Property and equipment, net		$2,901,242	$2,791,464
Included in the construction in progress balances are site development costs which consist of legal, engineering, architectural, environmental, feasibility, other direct expenditures incurred for certain new projects and capitalized interest.
Equipment and other includes exercise equipment, capitalized software, computers, audio visual equipment, furniture and fixtures, decor and signage, as well as café, spa, playground and laundry equipment.
Depreciation expense, which is included in Depreciation and amortization in our consolidated statements of operations, for the years ended December 31, 2022, 2021 and 2020 was $226.0 million, $232.4 million and $241.6 million, respectively.
5.Goodwill and Intangibles
Goodwill
The goodwill balance was $1,233.2 million at both December 31, 2022 and December 31, 2021. There were no changes in the carrying amount of goodwill during the years ended December 31, 2022 and December 31, 2021.
Intangibles
Intangible assets consisted of the following:

	December 31, 2022
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	$163,000
Other	16,987	(6,583)	10,404
Total intangible assets	$179,987	$(6,583)	$173,404

	December 31, 2021
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	$163,000
Other	16,327	(5,086)	11,241
Total intangible assets	$179,327	$(5,086)	$174,241
Other intangible assets at both December 31, 2022 and 2021 include a facility license as well as trade names and customer relationships associated with our race registration and timing businesses.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2021, we acquired a facility license associated with an outdoor enthusiast and bicycling event for approximately $10.2 million, of which approximately $1.1 million was included in Accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2022 and which was subsequently paid in February 2023. This license expires in April 2031. The transaction was accounted for as an asset acquisition. The facility license costs are being amortized on a straight-line basis over its estimated useful life of 9.8 years.
Amortization expense associated with intangible assets for the years ended December 31, 2022, 2021 and 2020 was $1.5 million, $1.3 million and $3.8 million, respectively. Amortization of intangible assets is included in Depreciation and amortization in our consolidated statements of operations.
As of December 31, 2022, the expected remaining amortization associated with intangible assets for the next five years was as follows:

2023	$1,362
2024	1,114
2025	1,114
2026	1,114
2027	1,114
6.Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Membership dues and enrollment fees	$1,251,693	$907,111	$651,116
In-center revenue	517,827	379,523	278,850
Total center revenue	1,769,520	1,286,634	929,966
Other revenue	53,037	31,419	18,413
Total revenue	$1,822,557	$1,318,053	$948,379
The timing associated with the revenue we recognized during the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
	2022			2021			2020
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$1,546,276	$53,037	$1,599,313	$1,121,717	$31,419	$1,153,136	$815,036	$18,413	$833,449
Goods and services transferred at a point in time	223,244	—	223,244	164,917	—	164,917	114,930	—	114,930
Total revenue	$1,769,520	$53,037	$1,822,557	$1,286,634	$31,419	$1,318,053	$929,966	$18,413	$948,379
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, Dynamic Personal Training and other center services offerings, as well as our media and athletic events. Contract liabilities at December 31, 2022 and 2021 were $38.9 million and $35.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our consolidated balance sheets. Deferred revenue at December 31, 2022 and 2021 was $36.9 million and $33.9 million, respectively, and consists primarily of

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
prepaid membership dues, enrollment fees, Dynamic Personal Training and other in-center services, as well as media and athletic events. The $3.0 million increase was primarily driven by prepayments of Dynamic Personal Training sessions that have yet to be serviced.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our consolidated balance sheets. Long-term contract liabilities at both December 31, 2022 and 2021 were $2.0 million and consist primarily of deferred enrollment fees.
7.Income Taxes
The benefit from income taxes is comprised of:

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit)
Federal	$7,709	$(528)	$(28,872)
State and local	5,314	309	1,264
Foreign	—	—	178
Total current tax expense (benefit)	13,023	(219)	(27,430)
Deferred tax (benefit) expense
Federal	(5,008)	(135,789)	(82,700)
State and local	(8,632)	(8,252)	(17,181)
Foreign	80	4,100	(29)
Total deferred tax benefit	(13,560)	(139,941)	(99,910)
Non-current benefit	(288)	(184)	(198)
Benefit from income taxes	$(825)	$(140,344)	$(127,538)
The amount of deferred tax benefit differs from the change in the year-end deferred tax balances due to the tax effect of other comprehensive income, additional paid-in capital items or change in foreign currency exchange rates.
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
The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. The IRA includes numerous tax provisions, clean-energy related tax incentives and more funding for IRS enforcement and other initiatives. New corporate taxes, including a 15% corporate alternative minimum tax (“CAMT”) and a 1% excise tax on stock repurchases by certain publicly traded corporations, were introduced in the IRA. The 15% CAMT is applied on the adjusted financial statement income of applicable corporations and is effective for taxable years beginning after December 31, 2022. The new CAMT provision does not currently impact our consolidated financial statements, as it is not currently applicable to us and we do not expect it to be applicable to us in the foreseeable future. The 1% excise tax is imposed on repurchases of stock by certain publicly traded corporations beginning after December 31, 2022. The amount of repurchases subject to the excise tax is reduced by the value of new stock issued to the public or employees during the year.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The reconciliation between our effective tax rate on income before income taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax benefit at federal statutory rate	$(610)	$(151,582)	$(102,424)
State and local income taxes, net of federal tax benefit	869	(20,575)	(23,357)
Section 162(m) limitation	3,709	4,831	—
CARES Act	—	(1,283)	(12,157)
Loss on debt extinguishment	—	8,609	—
Change in valuation allowance	(4,833)	16,933	9,538
Other, net	40	2,723	862
Benefit from income taxes	$(825)	$(140,344)	$(127,538)
Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the net deferred tax liability are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Lease-related liabilities	$573,543	$504,049
Accrued equity compensation	80,198	76,603
Accrued expenses	11,974	14,221
Deferred revenue	1,538	1,491
Net operating loss	105,214	147,478
Business interest	35,253	34,185
Other	5,589	7,914
Valuation allowance	(24,633)	(29,994)
Total deferred tax assets	788,676	755,947
Deferred tax liabilities:
Property and equipment	(236,334)	(280,816)
Intangibles	(42,764)	(41,053)
Operating and finance lease right-of-use assets	(539,797)	(477,414)
Partnership interest	(1,677)	(1,710)
Prepaid expenses	(9,147)	(9,002)
Costs related to deferred revenue	(227)	(1,046)
Other	(123)	(119)
Total deferred tax liabilities	(830,069)	(811,160)
Net deferred tax liability	$(41,393)	$(55,213)
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
We are subject to taxation in the U.S., Canada and various states. Our tax years 2022, 2021, 2020 and 2019 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2019.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
As of December 31, 2022, we had a federal income tax net operating loss carryforward related to our U.S. operations of approximately $393.8 million ($82.7 million tax effected), that can be carried forward indefinitely. As of December 31, 2022, we also had state net operating loss carryforwards totaling approximately $295.6 million ($16.9 million tax effected), of which approximately $218.0 million ($12.5 million tax effected) expires between 2026 and 2043 and approximately $77.6 million ($4.4 million tax effected) can be carried forward indefinitely. As it relates to our Canada operations, we had an income tax net operating loss carryforward of approximately $21.3 million ($5.7 million tax effected) as of December 31, 2022, which is subject to expiration between tax years 2032 and 2042.
As of December 31, 2021, we had a federal income tax net operating loss carryforward related to our U.S. operations of approximately $554.4 million ($116.4 million tax effected), of which approximately $75.8 million ($15.9 million tax effected) was to expire in 2038 and approximately $478.6 million ($100.5 million tax effected) could be carried forward indefinitely. As of December 31, 2021, we also had state net operating loss carryforwards totaling approximately $436.1 million ($25.4 million tax effected), of which approximately $356.4 million ($19.8 million tax effected) was to expire between 2026 and 2042 and approximately $79.7 million ($5.6 million tax effected) could be carried forward indefinitely. As it relates to our Canada operations, we had an income tax net operating loss carryforward of approximately $21.4 million ($5.7 million tax effected) as of December 31, 2021, which was subject to expiration between tax years 2032 and 2042.
As of December 31, 2022, we had a business interest carryforward of approximately $143.4 million ($35.3 million tax effected) that can be carried forward indefinitely.
As of December 31, 2021, we had a business interest carryforward of approximately $133.5 million ($34.2 million tax effected) that can be carried forward indefinitely. As of December 31, 2021, we also had a general business credit carryforward of approximately $2.0 million that can be used to offset future U.S. federal tax liabilities and expires between tax years 2036 and 2041.
We considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations to determine the extent to which we believe net deferred tax assets will more likely than not be realized. Based on this assessment, as of December 31, 2022, a valuation allowance of $15.4 million has been recorded to reduce the deferred tax asset associated with the state net operating loss carryforwards and other deferred tax assets. As of December 31, 2022, a valuation allowance of approximately $8.1 million has been recorded to reduce the deferred tax asset associated with the Canadian net operating loss carryforward and other deferred tax assets. As of December 31, 2022, we had a foreign tax credit carryforward of approximately $1.1 million that can be used to offset future U.S. federal tax liabilities on foreign-sourced income. We project that our foreign sourced income will not be sufficient to fully utilize the credit carryforward. As a result, a valuation allowance of $1.1 million has been recorded as of December 31, 2022 to reduce the deferred tax asset associated with the foreign tax credit carryforward.
As of December 31, 2021, a valuation allowance of $20.4 million was recorded to reduce the deferred tax asset associated with the state net operating loss carryforwards and other deferred tax assets. As of December 31, 2021, a valuation allowance of approximately $8.4 million was recorded to reduce the deferred tax asset associated with the Canadian net operating loss carryforward and other deferred tax assets. As of December 31, 2021, we had a foreign tax credit carryforward of approximately $1.1 million that can be used to offset future U.S. federal tax liabilities on foreign-sourced income. We projected that our foreign sourced income will not be sufficient to fully utilize the credit carryforward. As a result, a valuation allowance of $1.1 million has been recorded as of December 31, 2021, in order to reduce the deferred tax asset associated with the foreign tax credit carryforward.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
8.Debt
Debt consisted of the following:

	December 31,
	2022	2021
Term Loan Facility, maturing December 2024	$273,625	$273,625
Revolving Credit Facility, maturing December 2026	20,000	—
Secured Notes, maturing January 2026	925,000	925,000
Unsecured Notes, maturing April 2026	475,000	475,000
Construction Loan, maturing February 2026	21,330	—
Mortgage Notes, various maturities	119,928	145,572
Other debt	4,122	4,122
Fair value adjustment	1,166	1,818
Total debt	1,840,171	1,825,137
Less unamortized debt discounts and issuance costs	(19,249)	(25,891)
Total debt less unamortized debt discounts and issuance costs	1,820,922	1,799,246
Less current maturities	(15,224)	(23,527)
Long-term debt, less current maturities	$1,805,698	$1,775,719
Senior Secured Credit Facility
In June 2015, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a senior secured credit facility with a group of lenders led by Deutsche Bank AG as the administrative agent. On January 22, 2021, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into an eighth amendment to the credit agreement governing our senior secured credit agreement (the “Credit Agreement”). Pursuant to such eighth amendment to the Credit Agreement, Life Time, Inc. and such other subsidiaries, among other things, (i) entered into a new term loan facility (the “Term Loan Facility”) and incurred new term loans in an aggregate principal amount of $850.0 million and (ii) extended the maturity on the vast majority of commitments under the revolving portion of our senior secured credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). On December 2, 2021, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a ninth amendment to the Credit Agreement. Pursuant to such ninth amendment, Life Time, Inc. and such other subsidiaries increased the commitments under the Revolving Credit Facility to $475.0 million and extended the maturity of the Revolving Credit Facility to December 2, 2026, except that the maturity will be: (a) September 22, 2024 if we have not refinanced or amended the Term Loan Facility in a manner set forth in such amendment by such date; (b) October 16, 2025 if we have at least $100.0 million remaining outstanding on the senior unsecured notes (the “Unsecured Notes”) that mature in April 2026 on such date; and (c) January 14, 2026 if we have at least $100.0 million remaining outstanding on the senior secured notes (the “Secured Notes”) that mature in January 2026 on such date.
Upon the exercise of an accordion feature and subject to certain conditions, borrowings under the Credit Facilities may be increased subject, in certain cases, to meeting a first lien net leverage ratio. The Credit Facilities are secured by a first priority lien (on a pari-passu basis with the Secured Notes described below) on substantially all of our assets.
Term Loan Facility
The $850.0 million Term Loan Facility, which matures in December 2024, initially amortized at 0.25% quarterly, which required us to make three mandatory quarterly principal repayments of approximately $2.1 million during the year ended December 31, 2021. On October 13, 2021, we used a portion of net proceeds we received in connection with the IPO to pay down $575.7 million (including a $5.7 million prepayment penalty) of our Term Loan Facility. As a result of the pay down, we are no longer required to make quarterly principal payments on the Term Loan Facility prior to its maturity. At December 31, 2022, the Term Loan Facility loan balance was $273.6 million, with interest due at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.75% or base rate plus 3.75%, in either case subject to a 1.00% rate floor.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Revolving Credit Facility
Our Revolving Credit Facility provides for a $475.0 million revolver and matures in December 2026, or earlier as detailed above under “—Senior Secured Credit Facility.” At December 31, 2022, there were $20.0 million of outstanding borrowings on the Revolving Credit Facility and there were $31.4 million of outstanding letters of credit, resulting in total revolver availability of $423.6 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.00% or base rate plus 3.00%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the year ended December 31, 2022 was 5.07% and $33.5 million, respectively. The highest month-end balance during the year was $100.0 million.
Secured Notes
On January 22, 2021, Life Time, Inc. issued the Secured Notes in an aggregate principal amount of $925.0 million. These notes mature in January 2026 and interest only payments are due semi-annually in arrears at 5.75%. Life Time, Inc. has the option, which began on January 15, 2023, to call the Secured Notes, in whole or in part, on one or more occasions, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to January 15, 2023, Life Time, Inc. could have redeemed up to 40.00% of the aggregate principal amount of the Secured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 105.75% of the principal amount of the Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Life Time, Inc. did not exercise this redemption right. The Secured Notes and the related guarantees are our senior secured obligations and are secured on a first-priority basis by security interests on substantially all of our assets.
Unsecured Notes
On February 5, 2021, Life Time, Inc. issued the Unsecured Notes in the original principal amount of $475.0 million. The Unsecured Notes mature in April 2026 and interest only payments are due semi-annually in arrears at 8.00%. Life Time, Inc. has the option, which began on February 1, 2023, to redeem the Unsecured Notes, in whole or in part, on one or more occasions, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to February 1, 2023, Life Time, Inc. could have redeemed up to 40.00% of the aggregate principal amount of the Unsecured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 108.00% of the principal amount of the Unsecured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Life Time, Inc. did not exercise this redemption right. The Unsecured Notes and the related guarantees are our general senior unsecured obligations and will rank equally in right of payment with all of our existing and future senior indebtedness without giving effect to collateral arrangements.
Construction Loan
On January 22, 2021, we closed on a construction loan (the “Construction Loan”) providing up to $28.0 million to partially finance the construction of a Life Time Living location. The Construction Loan has a maturity date of February 15, 2026 and is collateralized by the property. Borrowings under the Construction Loan bear interest at a variable annual rate of no less than 4.80%. Interest only payments are due monthly beginning April 15, 2022 and continuing through February 15, 2024. Beginning March 15, 2024, based on the principal balance due as of February 15, 2024, monthly principal and interest installment payments will be due in an amount sufficient to fully amortize the principal balance at maturity. At December 31, 2022, there were $21.3 million of outstanding borrowings on the Construction Loan. There were no outstanding borrowings as of December 31, 2021.
Mortgage Notes
Certain of our subsidiaries have entered into mortgage facilities with various financial institutions (collectively, the “Mortgage Notes”), which are collateralized by certain of our related real estate and buildings, including one of our corporate headquarters properties. The Mortgage Notes have varying maturity dates from February 2024 through August 2027 and carried a weighted average interest rate of 5.12% and 4.70% at December 31, 2022 and 2021, respectively. Payments of principal and interest on each of the Mortgage Notes are payable monthly on the first business day of each month. The Mortgage Notes contain customary affirmative covenants, including but not limited to, payment of property taxes, granting of lender access to inspect the properties, maintenance of the properties, providing financial statements, providing estoppel certificates and lender consent to leases. The Mortgage Notes also contain various customary negative covenants, including, but not limited to, restrictions on transferring the property, change in control of the borrower and changing the borrower’s business or principal place of business.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
As of December 31, 2022, we were either in compliance in all material respects with the covenants associated with the Mortgage Notes or the covenants were not applicable.
During the year ended December 31, 2022, we closed on a sale-leaseback transaction that included certain properties that served as collateral for one of the Mortgage Notes. Accordingly, we used a portion of the net cash proceeds we received from the sale-leaseback transaction to pay off in full the then outstanding principal balance of $4.6 million associated with this Mortgage Note. For more information regarding the sale-leaseback transactions that were consummated during the year ended December 31, 2022, see Note 9, Leases.
Extinguishment of a Related Party Secured Loan Through the Issuance of Series A Preferred Stock
On June 24, 2020, we closed on an approximate $101.5 million secured loan (the “Related Party Secured Loan”) from an investor group that was comprised solely of our stockholders or their affiliates. During the year ended December 31, 2021, interest expense of approximately $0.7 million was recognized on this secured loan.
On January 11, 2021, Life Time Group Holdings, Inc. and certain of its subsidiaries and the investor group associated with the Related Party Secured Loan (or their assignees) entered into a contribution agreement pursuant to which we converted the total amount of outstanding principal and accrued interest (up though and including January 22, 2021) under the Related Party Secured Loan into Series A Preferred Stock (as defined in Note 10, Stockholders’ Equity). Effective January 22, 2021, the total outstanding principal and accrued interest balance of approximately $108.6 million was conveyed by the investor group to us and we issued, on a dollar-for-dollar basis, to the investor group approximately 5.4 million shares of Series A Preferred Stock with an estimated fair value of $149.6 million. Because the fair value of the Series A Preferred Stock that was issued exceeded the carrying value of the outstanding principal and accrued interest balance associated with the Related Party Secured Loan that was extinguished, we recognized a $41.0 million debt extinguishment loss, which is included in Interest expense, net of interest income in our consolidated statement of operations for the year ended December 31, 2021. Upon the consummation of the IPO on October 12, 2021, the 5.4 million then outstanding shares of Series A Preferred Stock automatically converted into 6.7 million shares of the Company’s common stock. For more information regarding the Series A Preferred Stock that was issued in connection with this transaction, see Note 10, Stockholders’ Equity.
Debt Discounts and Issuance Costs
Unamortized debt discounts and issuance costs associated with the Term Loan Facility, Secured Notes, Unsecured Notes and Construction Loan of $19.2 million and $25.9 million are included in Long-term debt, net of current portion on our consolidated balance sheets at December 31, 2022 and 2021, respectively.
Unamortized revolver-related debt issuance costs of $3.1 million and $4.0 million are included in Other assets on our consolidated balance sheets at December 31, 2022 and 2021, respectively.
During the year ended December 31, 2021, in connection with the pay down of our Term Loan Facility, as well as the extinguishment of a prior term loan facility, certain secured and unsecured notes and a related party secured loan, we recognized $28.6 million of debt discount and issuance cost write-offs, which are included in Interest expense, net of interest income in our consolidated statement of operations.
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Credit Facilities, Secured Notes and Unsecured Notes. We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility, which requires us to maintain a first lien net leverage ratio, if 30.00% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $20.0 million). During the first three quarterly test periods of 2022, certain financial measures used in the calculation of the first lien net leverage ratio were calculated on a pro forma basis by annualizing the respective financial measures recognized during those test periods.
As of December 31, 2022, we were either in compliance in all material respects with the covenants under the Credit Facilities or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized issuance costs and fair value adjustments, at December 31, 2022 were as follows:

2023	$15,224
2024	336,873
2025	12,710
2026	1,453,297
2027	17,853
Thereafter	3,048
Total future maturities of long-term debt	$1,839,005
9.Leases
Lease Cost
Lease cost included in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2022	2021	2020	Classification in Consolidated Statements of Operations
Lease cost:
Operating lease cost	$237,499	$204,165	$183,908	Rent
Short-term lease cost	2,113	1,049	1,007	Rent
Variable lease cost	5,614	4,609	1,342	Rent
Finance lease cost:
Amortization of right-of-use assets	1,372	1,493	2,228	Depreciation and amortization
Interest on lease liabilities	99	177	65	Interest expense, net of interest income
Total lease cost	$246,697	$211,493	$188,550
Sale-Leaseback Transactions
Sale-Leaseback Transactions with Unrelated Third Parties
During the year ended December 31, 2022, we entered into and consummated sale-leaseback transactions involving nine properties with two unrelated parties. Under these transactions, we sold nine properties with a combined net book value of $285.8 million for $375.0 million, which was reduced by transaction costs of $1.8 million, for net cash proceeds of $373.2 million. The estimated fair value of the properties sold was $385.1 million. Accordingly, the aggregate sales price associated with these arrangements was increased by a total of $10.1 million, which resulted in the recognition of a gain of $97.5 million on these transactions. This gain is included in Other operating (income) expenses in our consolidated statement of operations for the year ended December 31, 2022. Of the $10.1 million net sales price increase recognized in connection with these transactions, $31.5 million was associated with property sales in which the sales price was less than the fair value of the properties sold, which was recognized as an increase in the aggregate sales price associated with these properties and an increase in the related operating lease right-of-use assets, and $21.4 million was associated with property sales in which the sales price was greater than the fair value of the properties sold, which was recognized as a reduction in the aggregate sales price associated with these properties and as financing obligations separate from the related operating lease liabilities. For cash flow purposes, the $21.4 million of proceeds we received from these financing obligations during the year ended December 31, 2022 are reported within financing activities on our consolidated statement of cash flows.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2021, we closed on two sale-leaseback transactions involving two properties with unrelated third parties, one of which was associated with an agreement we entered into on December 16, 2020. Under these transactions, we sold assets with a combined net book value of $85.8 million for $76.0 million, which was reduced by transaction costs of $2.0 million, for net cash proceeds of $74.0 million. The estimated fair value of the properties sold was $85.5 million. Accordingly, the aggregate sales price associated with these arrangements was increased by a total of $9.5 million, which resulted in the recognition of an aggregate loss of $2.3 million on these transactions, which is included in Other operating (income) expenses in our consolidated statement of operations for the year ended December 31, 2021.
During the year ended December 31, 2020, we entered into sale-leaseback transactions involving five properties with unrelated third parties. Under these agreements, we sold assets with a combined net book value of $237.7 million for $199.2 million, which was reduced by transaction costs of $0.5 million, for net cash proceeds of $198.7 million. The estimated fair value of the five properties sold totaled $243.1 million. Accordingly, the aggregate sales price associated with these arrangements was increased by a total of $43.9 million, which resulted in the recognition of a net gain of $4.9 million on these transactions, which is included in Other operating (income) expenses in our consolidated statement of operations for the year ended December 31, 2020.
Related Party Sale-Leaseback Transactions and Leases
For information on sale-leaseback transactions with related parties, as well as other related party leases not associated with sale-leaseback transactions, see Note 13, Related Party Transactions.
Operating and Finance Lease Right-of-Use Assets and Lease-Related Liabilities
Operating and finance lease right-of-use assets and lease-related liabilities were as follows:

	December 31,		Classification on Consolidated Balance Sheets
	2022	2021
Lease right-of-use assets:
Operating leases	$2,116,761	$1,864,528	Operating lease right-of-use assets
Finance leases (1)	1,083	2,073	Other assets
Total lease right-of-use assets	$2,117,844	$1,866,601
Lease-related liabilities:
Current
Operating leases	$51,892	$46,315	Current maturities of operating lease liabilities
Finance leases	796	1,374	Accrued expenses and other current liabilities
Non-current
Operating leases	2,162,424	1,909,883	Operating lease liabilities, net of current portion
Finance leases	312	757	Other liabilities
Financing obligations	21,557	—	Other liabilities
Total lease-related liabilities	$2,236,981	$1,958,329
(1)Finance lease right-of-use assets were reported net of accumulated amortization of $1.8 million and $2.4 million at December 31, 2022 and 2021, respectively.
Impairment of Right-of-Use Assets
During the year ended December 31, 2020, we determined that the operating lease right-of-use assets associated with some of our leased centers and some of our ancillary businesses were impaired. Accordingly, we recognized $2.0 million of impairment charges associated with these right-of-use assets, which are included in Other operating (income) expenses in our consolidated statement of operations for the year ended December 31, 2020.
For more information regarding impairment charges associated with our long-lived assets, see Note 2, Summary of Significant Accounting Policies.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our lease-related liabilities at December 31, 2022 were as follows:

December 31, 2022
Weighted-average remaining lease term (1)
Operating leases	17.7 years
Finance leases	1.0 years
Financing obligations	24.7 years
Weighted-average discount rate
Operating leases	8.21%
Finance leases	6.03%
Financing obligations	10.84%
(1)    The weighted-average remaining lease term associated with our operating and finance lease liabilities does not include all of the optional renewal periods available to us under our current lease arrangements. Rather, the weighted-average remaining lease term only includes periods covered by an option to extend a lease if we are reasonably certain to exercise that option.
Supplemental Cash Flow Information
Supplemental cash flow information associated with our leases is as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$199,762	$182,644	$131,617
Operating cash flows from finance leases	99	177	208
Financing cash flows from finance leases	1,404	1,514	1,343
Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	294,722	210,541	241,810
Finance leases	391	1,272	2,576
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	(6,551)	(6,345)	33,028
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	31,440	9,500	43,910
Impairment charges associated with operating lease right-of-use assets	—	—	(1,962)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Maturities of Operating Lease Liabilities, Finance Lease Liabilities and Financing Obligations
The maturities associated with our lease-related liabilities at December 31, 2022 are as follows:

	Operating Leases	Finance Leases	Financing Obligations	Total
2023	$221,855	$866	$2,235	$224,956
2024	231,506	226	2,268	234,000
2025	235,732	90	2,302	238,124
2026	238,316	2	2,337	240,655
2027	239,422	—	2,372	241,794
Thereafter	3,191,771	—	54,866	3,246,637
Total lease payments	4,358,602	1,184	66,380	4,426,166
Less: Imputed interest	2,144,286	76	44,823	2,189,185
Present value of lease liabilities	$2,214,316	$1,108	$21,557	$2,236,981
10.Stockholders’ Equity
Common Stock Issued in Connection with the IPO and Over-Allotment Exercise
In connection with the IPO, including the partial exercise by the underwriters of their over-allotment option, we received total net proceeds of $701.1 million from the issuance of 40.6 million shares of the Company’s common stock during the year ended December 31, 2021. For more information on these sales of the Company’s common stock, see Note 1, Nature of Business and Basis of Presentation.
Common Stock Issued in Connection with a Stock Purchase Agreement
During the year ended December 31, 2020, we received proceeds totaling $90.0 million from the sale of 3.6 million shares of the Company’s common stock, which consists of primary equity proceeds (i.e., proceeds associated with the sale of newly issued shares of our common stock) associated with a stock purchase agreement.
Series A Preferred Stock and Restricted Series A Preferred Stock Award
Conversion of Series A Preferred Stock to Common Stock
On January 11, 2021, Life Time Group Holdings, Inc. and certain of its subsidiaries and the investor group associated with our then existing related party secured loan (or their assignees) entered into an agreement to convert the total amount of outstanding principal and accrued interest (up though and including January 22, 2021) of approximately $108.6 million under the related party secured loan into 5.4 million shares of Series A convertible participating preferred stock (“Series A Preferred Stock”) of Life Time Group Holdings, Inc. Upon the consummation of the IPO, the 5.4 million then outstanding shares of Series A Preferred Stock automatically converted into 6.7 million shares of the Company’s common stock. For more information regarding the related party secured loan that was extinguished, including the loss that we recognized upon its extinguishment, see Note 8, Debt.
Conversion of Restricted Series A Preferred Stock Award to Restricted Common Stock
During the second quarter of 2021, in lieu of the vast majority of cash compensation for our CEO for 2021, the Company granted an award of 0.5 million shares of restricted Series A Preferred Stock to our CEO. The total grant date fair value of this award was approximately $13.8 million. Prior to the granting of this equity award, we had recognized an accrued compensation liability of approximately $1.6 million associated with the portion of our CEO’s 2021 compensation that had been earned as of the grant date. The settlement of this accrued compensation liability through issuance of the restricted Series A Preferred Stock award was recognized as a decrease in Accrued expenses and other current liabilities and an increase in Additional paid-in capital on our consolidated balance sheet. Upon the consummation of the IPO, the 0.5 million then-outstanding shares of restricted Series A Preferred Stock automatically converted into 0.6 million shares of the Company’s restricted common stock, which then vested in April 2022.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Fair Value of Series A Preferred Stock and Restricted Series A Preferred Stock Award
The fair value of the Series A Preferred Stock and the restricted Series A Preferred Stock award was estimated using an as-converted value plus risky put option model. The put option value was estimated using the Black-Scholes option pricing model. Primary assumptions used in determining the estimated issuance date fair value of the Series A Preferred Stock include: the estimated equity value associated with the then outstanding common stock of Life Time Group Holdings, Inc., a strike price of $20.00 per share, PIK dividend yield rate of 15.0%, expected term of 1.0 year, volatility rate of 65.00% and a risk-free rate of 0.08%.
Share-Based Compensation Expense Associated with Restricted Series A Preferred Stock Award and Restricted Common Stock
Restricted Series A Preferred Stock Award
Prior to the conversion of the restricted Series A Preferred Stock award to shares of the Company’s restricted common stock on October 12, 2021, as noted above in “—Conversion of Restricted Series A Preferred Stock Award to Restricted Common Stock,” we recognized $2.9 million of share-based compensation expense associated with the restricted Series A Preferred Stock award, all of which is included in General, administrative and marketing in our consolidated statement of operations for the year ended December 31, 2021.
Restricted Common Stock
Share-based compensation expense associated with the shares of restricted common stock that were issued upon the automatic conversion of the restricted Series A Preferred Stock award for the year ended December 31, 2022 was $5.0 million, all of which is included in General, administrative and marketing in our consolidated statement of operations. During the period from October 12, 2021 through December 31, 2021, we recognized $4.3 million of share-based compensation expense associated with the restricted common stock award, which is included in General, administrative and marketing in our consolidated statements of operations. These restricted common stock shares fully vested as of April 4, 2022, and there is no unrecognized share-based compensation expense related to these shares. The fair value of the restricted common stock shares that vested during the year ended December 31, 2022 was approximately $8.9 million, which represents the fair value of the underlying shares measured as of the vesting date. No restricted common stock shares vested during the years ended December 31, 2021 and 2020.
Equity Incentive Plans
2015 Equity Plan
On October 6, 2015, our board of directors adopted the LTF Holdings, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Equity Plan”). During the year ended December 31, 2021, our board of directors and stockholders approved an amendment to the 2015 Equity Plan to increase the number of shares of our common stock that are reserved for issuance under the 2015 Equity Plan to approximately 30.6 million shares of our common stock. Effective with the IPO, no further grants have been or will be made under the 2015 Equity Plan. Approximately 1.0 million shares that were reserved and available for issuance under the 2015 Equity Plan are now available for issuance under the 2021 Equity Plan as detailed below.
2021 Equity Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Incentive Award Plan (the “2021 Equity Plan”), under which we may grant cash and equity-based incentive awards to our employees, consultants and directors. The maximum number of shares of our common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) approximately 14.5 million shares of our common stock, (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors, and (iii) the approximately 1.0 million shares of our common stock that were available for issuance under the 2015 Equity Plan as of October 6, 2021; provided, however, no more than 14.5 million shares may be issued upon the exercise of incentive stock options. Effective January 1, 2022, the number of shares of our common stock available for issuance under the 2021 Equity Plan increased by approximately 7.7 million shares pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Additionally, the number of shares of our common stock available for issuance under the 2021 Equity Plan may increase with respect to awards under the 2015 Equity Plan which are forfeited or lapse unexercised and which following

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
the effective date of the 2021 Equity Plan are not issued under such prior plan. The share reserve formula under the 2021 Equity Plan is intended to provide us with the continuing ability to grant equity awards to eligible employees, directors and consultants for the 10-year term of the 2021 Equity Plan.
As of December 31, 2022, approximately 19.3 million shares were available for future awards to employees and other eligible participants under the 2021 Equity Plan.
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
We launched the first offering period under the ESPP on December 1, 2022. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s gross base compensation for services to us. On the first trading day of each offering period, each participant is automatically granted an option to purchase shares of our common stock. The purchase option expires at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. We have consecutive offering periods of approximately six months in length commencing on each June 1 and December 1 during the term of the ESPP. The purchase price for a share of our common stock is 90% of the fair market value of a share on the enrollment date for such offering period or on the purchase date, whichever is lower, and subject to adjustment by our board of directors or compensation committee. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period and are paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Upon exercise, the participant purchases the number of whole shares that his or her accumulated payroll deductions will buy at the purchase option price, subject to the certain participation limitations. Participation ends automatically upon a participant’s termination of employment. No shares were issued under the ESPP as of December 31, 2022. We recognized $0.1 million of share-based compensation expense for the discount received by participants for the year ended December 31, 2022, all of which is included in General, administrative and marketing in our consolidated statement of operations for the year ended December 31, 2022. As of December 31, 2022, unrecognized share-based compensation expense related to the first offering period under the ESPP was approximately $0.4 million, which is expected to be recognized over a weighted average remaining period of 0.4 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Stock Options
Stock Option Activity
Activity associated with stock options during the year ended December 31, 2022 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	24,597	$12.16
Granted	989	13.55
Exercised	(363)	10.33
Forfeited or cancelled	(297)	18.40
Outstanding at December 31, 2022	24,926	$12.17	4.4	$33,481
Exercisable as of December 31, 2022	21,745	$11.41	3.7	$33,470
Options Granted During the Year Ended December 31, 2022
During the year ended December 31, 2022, the Company granted approximately 1.0 million stock option awards under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date. The exercise price associated with each of these awards is not less than the fair market value per share of our common stock at the time of grant.
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
Of the 3.8 million total stock options granted during the year ended December 31, 2021, approximately 3.3 million are time vesting options and approximately 0.5 million are performance vesting options. The time vesting options vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date. All of the performance vesting options vested upon the attainment of certain targets for the twelve-month period that commenced on January 1, 2021 and ended on December 31, 2021. Both the time vesting and performance vesting options became exercisable (but not vested) on April 4, 2022, which is the first date following the expiration of the 180-day lock-up period applicable to the optionee related to the IPO.
Options Granted Prior to 2021
As it relates to stock options granted prior to 2021, all were fully vested as of April 4, 2022 and there is no unrecognized share-based compensation expense related to these options.
Intrinsic Value and Income Tax Benefits Associated with Option Exercises
The total intrinsic value of stock options exercised during the year ended December 31, 2022 was approximately $1.5 million. In connection with these stock option exercises, we recognized an aggregate income tax benefit of approximately $0.3 million during the year ended December 31, 2022. No stock options were exercised during the years ended December 31, 2021 and 2020.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Fair Value of Stock Option Awards Granted
The fair value of the options granted during the years ended December 31, 2022, 2021 and 2020 was calculated using the Black-Scholes option pricing model. The following weighted average assumptions were used in determining the fair value of stock options granted:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate (1)	2.24%	0.97%	1.58%
Expected volatility (2)	55.00%	58.50%	27.60%
Expected term of options (in years) (3)	6.3	6.1	6.1
Fair Value	$7.34	$10.42	$7.58
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
Share-Based Compensation Expense Associated with Stock Options
Share-based compensation expense associated with stock options for the year ended December 31, 2022 was $19.8 million, of which $1.4 million, $17.8 million and $0.5 million is included in Center operations, General, administrative and marketing and Other operating (income) expenses, respectively, in our consolidated statement of operations. Share-based compensation expense associated with stock options for the year ended December 31, 2021 was $320.5 million, of which $12.7 million, $303.3 million and $4.5 million is included in Center operations, General, administrative and marketing and Other operating (income) expenses, respectively, in our consolidated statement of operations. No share-based compensation expense associated with stock options was recognized during the year ended December 31, 2020. A significant portion of the share-based compensation expense that we recognized during the year ended December 31, 2021 is associated with stock options that were granted prior to 2021. As of the effective date of the IPO, these stock options became fully vested, and they became exercisable either immediately or on April 4, 2022, subject to continued service through such date. Accordingly, during the period from the effective date of the IPO through April 4, 2022, we recognized share-based compensation expense associated with these stock options in an amount equal to the proportion of the total service period that passed from the respective grant dates associated with each of these stock option awards through April 4, 2022. Because the exercisability of these stock options was contingent upon the occurrence of a change of control or an initial public offering, no share-based compensation expense associated with these stock options was recognized prior to the IPO.
As of December 31, 2022, unrecognized share-based compensation expense related to stock options was approximately $17.1 million, which is expected to be recognized over a weighted average remaining period of 2.5 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Restricted Stock Units
Restricted Stock Unit Activity
Activity associated with restricted stock units during the year ended December 31, 2022 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,854	$18.01
Granted	1,696	14.26
Vested	(905)	18.73
Forfeited	(159)	16.42
Nonvested at December 31, 2022	2,486	$15.30
Restricted Stock Units Granted
During the year ended December 31, 2022, the Company granted approximately 1.7 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 1.4 million are time vesting awards and approximately 0.3 million are time vesting awards with a performance qualifier. Of the 1.7 million restricted stock unit awards that were granted during the year ended December 31, 2022, approximately 1.6 million vest in four ratable annual installments, approximately 0.1 million vest in two ratable annual installments and less than 0.1 million vest in approximately one annual installment, in each case subject to continuous employment or service from the grant date through the applicable vesting date. The majority of the awards that vest in two ratable annual installments were granted to certain executives and non-executives as part of their incentive compensation for 2021, which had been recognized as an accrued compensation liability at December 31, 2021. The fair value of these restricted stock unit awards was approximately $0.6 million. Accordingly, effective with the grant date associated with these restricted stock units, we recognized a $0.6 million decrease in Accrued expenses and other current liabilities and a $0.6 million increase in Additional paid-in capital on our condensed consolidated balance sheets. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.
During the year ended December 31, 2021, the Company granted approximately 1.9 million restricted stock unit awards, of which approximately 0.6 million were granted under the 2015 Equity Plan and approximately 1.3 million were granted under the 2021 Equity Plan. Of the 0.6 million restricted stock unit awards granted under the 2015 Equity Plan during the year end December 31, 2021, approximately 0.5 million were granted to our CEO and approximately 0.1 million were granted to non-CEO executives and a director. All of the 1.3 million restricted stock units granted under the 2021 Equity Plan during the year ended December 31, 2021 were granted to non-CEO holders. The weighted average grant date fair value associated with the approximately 1.9 million restricted stock unit awards granted during the year ended December 31, 2021 was $18.01.
We did not grant any restricted stock unit awards during the year ended December 31, 2020.
Restricted Stock Unit Awards Granted During the Year Ended December 31, 2021 under the 2015 Equity Plan
Beginning on March 15, 2020, our CEO decided to forego 100% of his base salary for the remainder of 2020. During the second quarter of 2021, our compensation committee, in consultation with our CEO and our board of directors, established a new compensation program for our CEO. Under the new program, in light of the foregone salary and bonuses in 2020, the compensation committee determined to grant our CEO an equity award of approximately 0.5 million restricted stock units under the 2015 Equity Plan, 50% of which was to vest on each anniversary of the grant date with 100% full vesting on the date that is 180 days after the effective date associated with an underwritten IPO. Accordingly, this award 100% vested on April 4, 2022. At December 31, 2020, we had recognized an accrued compensation liability of approximately $2.2 million associated with our CEO’s 2020 compensation. For accounting purposes, the settlement of this $2.2 million accrued compensation liability through the issuance of the restricted stock units was recognized as a decrease in Accrued expenses and other current liabilities and an increase in Additional paid-in capital on our consolidated balance sheet.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Also during the second quarter of 2021, our compensation committee granted approximately 0.1 million restricted stock units under the 2015 Equity Plan to certain of our non-CEO executives and a new director, 50% of which vests on each anniversary of the grant date and, for the grants to our non-CEO executives, 100% full vesting was to occur effective on the date that is 180 days after an initial underwritten public offering. Accordingly, the portion of these awards that were granted to our non-CEO 100% vested on April 4, 2022.
Restricted Stock Unit Awards Granted During the Year Ended December 31, 2021 under the 2021 Equity Plan
With respect to the restricted stock units totaling approximately 1.3 million that were granted under the 2021 Equity Plan during the year ended December 31, 2021, nearly all will vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continued service through the applicable vesting dates. Less than 0.1 million of these restricted stock units vested on April 4, 2022.
Fair Value of Vested Restricted Stock Units
The total fair value of restricted stock units that vested during the year ended December 31, 2022 was approximately $12.2 million, which represents the aggregate of the fair value of the each of the underlying shares measured as of the vesting date. No restricted stock units vested during the years ended December 31, 2021 and 2020.
Share-Based Compensation Expense Associated with Restricted Stock Units
Share-based compensation expense associated with restricted stock units for the year ended December 31, 2022 was $12.4 million, of which $1.4 million, $10.6 million and $0.4 million is included in Center operations, General, administrative and marketing and Other operating (income) expenses, respectively, in our consolidated statement of operations. Share-based compensation expense associated with restricted stock units for the year ended December 31, 2021 was $6.6 million, of which $0.2 million, $6.3 million and $0.1 million is included in Center operations, General, administrative and marketing and Other operating (income) expenses, respectively, in our consolidated statement of operations. No share-based compensation expense associated with restricted stock units was recognized during the year ended December 31, 2020.
As of December 31, 2022, unrecognized share-based compensation expense related to restricted stock units was approximately $27.8 million, which is expected to be recognized over a weighted average remaining period of 3.0 years.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
11.Loss Per Share
For the year ended December 31, 2022, our potentially dilutive securities include stock options, restricted stock units and shares to be issued under our ESPP. Due to the net loss that we recognized during the year ended December 31, 2022, the potentially dilutive shares of common stock associated with our stock options, restricted stock units and ESPP were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the year ended December 31, 2022.
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
For the year ended December 31, 2020, our potentially dilutive securities include stock options, all of which were subject to performance conditions that were not met as of the end of such period. Accordingly, the contingently issuable shares associated with our stock options are excluded from the computation of diluted loss per share for the year ended December 31, 2020.
The following table sets forth the calculation of basic and diluted loss per share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Net loss	$(1,793)	$(579,369)	$(360,192)
Weighted average common shares outstanding – basic and diluted	193,570	155,470	145,137
Loss per share – basic and diluted	$(0.01)	$(3.73)	$(2.48)
The following is a summary of potential shares of common stock that were excluded from the computation of diluted loss per share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Stock options	24,926	24,597	21,119
Restricted stock units	2,486	1,854	—
Restricted stock	—	595	—
ESPP shares	137	—	—
Potential common shares excluded from diluted loss per share	27,549	27,046	21,119
For more information regarding stock options, restricted stock units, restricted stock and ESPP shares, see Note 10, Stockholders’ Equity.
12.Commitments and Contingencies
Purchase Commitments
We have entered into various unconditional purchase obligations that primarily include software licenses and support, and marketing services. As of December 31, 2022, these purchase obligations totaled approximately $22.9 million, the majority of which are expected to be settled within the next three years. These unconditional purchase obligations are in addition to the current and long-term liabilities recorded on our December 31, 2022 consolidated balance sheet and exclude agreements that are cancellable at any time without penalty.

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
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The parties are currently in discovery. The Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
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
401(k) Savings and Investment Plan
We offer a 401(k) savings and investment plan (the “401(k) Plan”) to substantially all full-time employees who have at least six months of service and are at least 21 years of age. The cost associated with the Company’s discretionary contributions to the 401(k) Plan during the years ended December 31, 2022, 2021 and 2020 was not material.
Letters of Credit and Posted Bonds
As of December 31, 2022 and 2021, we had $31.4 million and $33.5 million, respectively, in irrevocable standby letters of credit outstanding, which were issued primarily to municipalities, for sites under construction, as well as certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation and commercial liability insurance. Such letters of credit are secured by the collateral under our senior secured credit facility. As of both December 31, 2022 and 2021, no amounts had been drawn on any of these irrevocable standby letters of credit.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
As of December 31, 2022 and 2021, we had posted bonds totaling $35.5 million and $36.4 million, respectively, related to construction activities and operational licensing.
13.Related Party Transactions
Related Party Leases
We did not enter into any related party leases, including related party sale-leaseback arrangements, during the years ended December 31, 2022 or 2021.
Sale-Leaseback Transactions
During the year ended December 31, 2020, we consummated a sale-leaseback transaction involving one property with a subsidiary of a limited liability company jointly owned by our CEO, a former executive of the Company, and another member of our board of directors, among other investors (“LTRE”). Under this agreement, we sold assets with a net book value of $35.1 million for $37.0 million, which was reduced by transaction costs totaling approximately $0.1 million, for net proceeds of $36.9 million. Accordingly, we recognized a gain of $1.8 million, which is included in Other operating (income) expenses in our consolidated statement of operations for the year ended December 31, 2020. During the years ended December 31, 2022, 2021 and 2020, we paid rent associated with this lease of $2.6 million, $2.5 million and $0.3 million, respectively, and rent expense associated with this lease was $3.0 million, $3.0 million and $0.5 million, respectively.
During the year ended December 31, 2019, we entered into a sale-leaseback transaction involving one property with a limited liability company jointly owned by our CEO and another member of our board of directors. During the years ended December 31, 2022, 2021 and 2020, we paid rent associated with this lease of $2.3 million, $2.8 million and $1.5 million, respectively, and rent expense associated with this lease was $2.6 million, $2.6 million and $2.6 million, respectively.
During the year ended December 31, 2018, we entered into a sale-leaseback transaction involving one property with a limited liability company in which our CEO owns a 33% interest. During the years ended December 31, 2022, 2021 and 2020, we paid rent associated with this lease of $1.2 million, $1.5 million and $0.8 million, respectively, and rent expense associated with this lease was $1.4 million, $1.4 million and $1.4 million, respectively.
During the year ended December 31, 2017, we entered into sale-leaseback transactions involving two properties with a limited liability company that is a related party to one of our existing stockholders. During the years ended December 31, 2022, 2021 and 2020, we paid rent associated with these leases of $6.1 million, $6.0 million and $4.5 million, respectively, and rent expense associated with these leases was $7.4 million, $7.4 million and $7.4 million, respectively.
Other Property Leases
In September 2015, our CEO, through two limited liability companies in which he had a 100% interest, acquired the Woodbury, Minnesota facility that we have occupied and operated as a tenant since 1995. The terms of the existing lease were unchanged upon the change in ownership. On September 29, 2020, our CEO contributed his ownership of our center in Woodbury, Minnesota to LTRE. Following this contribution, we terminated our existing lease with the entities owned by our CEO and entered into a new lease for the Woodbury center with subsidiaries of LTRE. We are currently accounting for the new Woodbury lease as an operating lease.
During the years ended December 31, 2022, 2021 and 2020, rent payments associated with the new Woodbury lease were $1.2 million, $1.2 million and $0.3 million, respectively, and rent expense associated with the new Woodbury lease was $1.3 million, $1.3 million and $0.3 million, respectively. As it relates to the previous Woodbury lease, we paid rent during the year ended December 31, 2020 of $0.2 million.
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our CEO has a 100% interest. During the years ended December 31, 2022, 2021 and 2020, we paid rent associated with this lease of $0.9 million, $1.1 million and $0.5 million, respectively, and rent expense associated with this lease was $0.9 million, $0.9 million and $0.9 million, respectively.
Stockholder Note Receivable
For information on the stockholder note receivable, see Note 10, Stockholders’ Equity.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Arrangements with our Investors and Management Stockholders
For information on the sale of our common stock with certain of our stockholders, see Note 10, Stockholders’ Equity.
Related Party Secured Loan
For information on the secured loan from an investor group comprised of our stockholders or their affiliates, see Note 8, Debt.
Unsecured Notes Offering
An affiliate of one of our stockholders was one of the initial purchasers in Life Time, Inc.’s offering of the Unsecured Notes and received customary initial purchaser discounts and commissions.
Other
Life Time, Inc. and an entity owned by our former President and Chief Financial Officer, Mr. Bergmann, jointly owned an aircraft. In connection with his retirement from the Company, Life Time, Inc. acquired Mr. Bergmann’s 50% interest in this aircraft in October 2022 for approximately $1.8 million. During this joint ownership, Life Time, Inc. and Mr. Bergmann’s entity had entered into certain co-ownership, maintenance and personnel agreements under which the entity owned by Mr. Bergmann contributed approximately $0.1 million per year to an operations fund for the fixed costs for the aircraft. Life Time, Inc. and the entity owned by Mr. Bergmann paid for the costs associated with their respective trips during the time of joint ownership.
The daughter of our CEO currently serves as a director of real estate development for Life Time, Inc. During the years ended December 31, 2022, 2021 and 2020, we paid total compensation of approximately $0.2 million, $0.2 million and $0.2 million, respectively, for her services.
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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We did not make a matching contribution to this plan during the years ended December 31, 2022, 2021 and 2020. Any contributions to this plan vest to each participant according to their years of service with us. At December 31, 2022 and 2021, $10.3 million and $13.2 million, respectively, had been deferred and is being held on behalf of the employees. These amounts are included in Other liabilities on our consolidated balance sheets.
15.Subsequent Events
During February 2023, we entered into an agreement for, and consummated, a sale-leaseback transaction involving one property with an unrelated party for a purchase price of $33.0 million.
We have evaluated all subsequent events through the date of the consolidated financial statements were issued and determined that, other than with respect to the one sale-leaseback transaction, there have been no other events or transactions which would have a material effect on the consolidated financial statements and therefore would require recognition or disclosure.

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
The following condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, our investment in our subsidiaries is presented under the equity method of accounting. During the year ended December 31, 2022, we recognized share-based compensation expense related to stock options, restricted stock, restricted stock units and our ESPP of $37.3 million, of which $2.8 million, $33.5 million and $0.9 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. During the year ended December 31, 2021, we recognized share-based compensation expense related to stock options, restricted stock and restricted stock units of $334.3 million, of which $12.9 million, $316.8 million and $4.6 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. Also during the year ended December 31, 2021, we recognized a $41.0 million debt extinguishment loss related to the conversion of the Related Party Secured Loan to Series A Preferred Stock, which is included in Interest expense, net of interest income in our parent-only condensed statement of operations. This debt extinguishment loss is not recognized for tax purposes. No share-based compensation expense was recognized during the year ended December 31, 2020.
A condensed statement of cash flows is not presented because Life Time Group Holdings, Inc. has no cash, and, therefore, no material operating, investing, or financing cash flow activities for years ended December 31, 2022, 2021 and 2020. The financing cash flow activities associated with the proceeds we received from the issuance of our common stock during the years ended December 31, 2022, 2021 and 2020, were non-cash transactions for Life Time Group Holdings, Inc., as the cash inflows and outflows associated with those transactions occurred at our subsidiary, Life Time, Inc. and were accounted for as our equity contributions to Life Time, Inc. For more information regarding these transactions, see Note 10, Stockholders’ Equity.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets	$—	$—
Noncurrent assets:
Investment in subsidiaries	2,124,261	2,091,392
Total noncurrent assets	2,124,261	2,091,392
Total assets	$2,124,261	$2,091,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$—	$—
Noncurrent liabilities	—	—
Total liabilities	—	—
Stockholders’ equity:
Common stock, $0.01 par value per share, 500,000 shares authorized, 194,271 and 193,060 shares issued and outstanding, respectively	1,943	1,931
Additional paid-in capital	2,784,416	2,743,560
Accumulated deficit	(662,098)	(654,099)
Total stockholders’ equity	2,124,261	2,091,392
Total liabilities and stockholders’ equity	$2,124,261	$2,091,392

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$—	$—	$—
Operating expenses:
Center operations	2,842	12,934	—
General, administrative and marketing	33,535	316,836	—
Other operating	914	4,569	—
Total operating expenses	37,291	334,339	—
Loss from operations	(37,291)	(334,339)	—
Other expense:
Interest expense, net of interest income	—	(40,993)	—
Total other expense	—	(40,993)	—
Loss before income taxes	(37,291)	(375,332)	—
Benefit from income taxes	(9,136)	(81,579)	—
Net loss before equity in net loss of subsidiaries	(28,155)	(293,753)	—
Net income (loss) attributable to subsidiaries of Life Time Group Holdings, Inc.	26,362	(285,616)	(360,192)
Net loss attributable to Life Time Group Holdings, Inc.	$(1,793)	$(579,369)	$(360,192)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our CEO and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our CEO and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual report on our internal control over financial reporting is included in Part II, Item 8 of this Annual Report.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report, which is included in Part II, Item 8 of this Annual Report.
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
2.Exhibits
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40887	3.1	10/12/2021
3.2	Third Amended and Restated Bylaws.	8-K	001-40887	3.2	10/12/2021
4.1	Indenture, dated as of January 22, 2021, by and between Life Time, Inc., as issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent.	S-1	333-259495	4.1	9/13/2021
4.2	Indenture, dated as of February 5, 2021, by and between Life Time, Inc., as issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee.	S-1	333-259495	4.2	9/13/2021
4.3	Description of Capital Stock.	10-K	001-40887	4.3	3/10/2022
10.1	Ninth Amendment to the Credit Agreement, dated as of December 2, 2021, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent.	8-K	001-40887	10.1	12/6/2021
10.2 #	The Executive Nonqualified Excess Plan.	S-1	333-259495	10.10	9/13/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.3 #	LTF Holdings, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-259495	10.11	9/13/2021
10.4 #	Forms of Non-Qualified Stock Option Agreements of LTF Holdings, Inc. under the LTF Holdings, Inc. 2015 Equity Incentive Plan.	S-1	333-259495	10.12	9/13/2021
10.5 #	Form of Restricted Stock Unit Award Agreement under LTF Holdings, Inc. 2015 Equity Incentive Plan.	S-1	333-259495	10.13	9/13/2021
10.6 #	LTF Holdings, Inc. Non-Qualified Stock Option Agreement, dated October 6, 2015, by and between Bahram Akradi and LTF Holdings, Inc.	S-1	333-259495	10.14	9/13/2021
10.7 †#	LTF Holdings, Inc. Preferred Restricted Stock Agreement, dated May 3, 2021, by and between Bahram Akradi and LTF Holdings, Inc.	S-1	333-259495	10.17	9/13/2021
10.8 #	Life Time Group Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259495	10.18	9/29/2021
10.9 #	Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.19	9/29/2021
10.10 #	Form of Stock Option Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.20	9/29/2021
10.11 #	Form of Restricted Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.21	9/29/2021
10.12 #	Life Time Group Holdings, Inc. Non-Employee Director Compensation Policy.	S-1	333-259495	10.22	9/13/2021
10.13 #	Offer Letter, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.27	9/13/2021
10.14 †#	Employee Non-Competition Agreement, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.32	9/13/2021
10.15 #	Employment Agreement by and between Thomas E. Bergmann and Life Time Group Holdings, Inc., effective as October 12, 2021.	S-1	333-259495	10.28	9/13/2021
10.16 #	Agreement and General Release by and between Thomas E. Bergmann and Life Time Group Holdings, Inc., effective as of December 30, 2022.				Filed herewith
10.17 #	Consulting Agreement by and between Thomas E. Bergmann and Life Time, Inc., effective as of December 30, 2022.				Filed herewith
10.18 #	Employment Agreement by and between Eric J. Buss and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.29	9/13/2021
10.19 #	Employment Agreement by and between Jeffrey G. Zwiefel and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.30	9/13/2021
10.20 #	Employment Agreement by and between RJ Singh and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.31	9/13/2021
10.21 #	Employment Agreement by and between Parham Javaheri and Life Time Group Holdings, Inc., effective as of October 12, 2021.	10-Q	001-40887	10.1	5/11/2022
10.22 #	Employment Agreement by and between Robert Houghton and Life Time Group Holdings, Inc., effective as of August 28, 2022.	8-K	001-40887	10.1	8/29/2022
10.23	Form of Director and Officer Indemnification and Advancement Agreement.	S-1	333-259495	10.33	9/13/2021
10.24	Third Amended and Restated Stockholders Agreement, dated October 6, 2021, among the Company and certain of its stockholders.	8-K	001-40887	10.1	10/12/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
21.1	Subsidiaries of the Registrant.				Filed herewith
23.1	Consent of Deloitte & Touche LLP.				Filed herewith
24.1	Power of Attorney (included in the signature page to the Annual Report).
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101. INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
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

Life Time Group Holdings, Inc.

Date: March 8, 2023	By:	/s/ Robert Houghton
Robert Houghton
Executive Vice President & Chief Financial Officer

The undersigned directors and officers of Life Time Group Holdings, Inc. hereby constitute and appoint Bahram Akradi and Robert Houghton, and each of them, as the individual’s true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for the person and in his name, place and stead, in any and all capacities, to sign this report and any or all amendments, and all other documents in connection therewith to be filed with the SEC, granting unto said attorney in fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney in fact as agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahram Akradi	Founder, Chairman & Chief Executive Officer	March 8, 2023
Bahram Akradi	(Principal Executive Officer)

/s/ Robert Houghton	Executive Vice President & Chief Financial Officer	March 8, 2023
Robert Houghton	(Principal Financial Officer)

/s/ Erik Weaver	Senior Vice President, Controller	March 8, 2023
Erik Weaver	(Principal Accounting Officer)

/s/ Jimena Almendares	Director	March 8, 2023
Jimena Almendares

/s/ Joel Alsfine	Director	March 8, 2023
Joel Alsfine

/s/ Donna Coallier	Director	March 8, 2023
Donna Coallier

/s/ Jonathan Coslet	Director	March 8, 2023
Jonathan Coslet

/s/ John G. Danhakl	Director	March 8, 2023
John G. Danhakl

/s/ J. Kristofer Galashan	Director	March 8, 2023
J. Kristofer Galashan

/s/ Paul Hackwell	Director	March 8, 2023
Paul Hackwell

/s/ David A. Landau	Director	March 8, 2023
David A. Landau

/s/ Stuart Lasher	Director	March 8, 2023
Stuart Lasher

/s/ Alejandro Santo Domingo	Director	March 8, 2023
Alejandro Santo Domingo

/s/ Andres Small	Director	March 8, 2023
Andres Small