Form 10-Q
period 2023-03-31
Life Time Group Holdings, Inc.
filed 2023-05-01
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 27, 2023, the registrant had 195,038,261 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$35,337	$25,509
Accounts receivable, net	16,777	13,381
Center operating supplies and inventories	46,233	45,655
Prepaid expenses and other current assets	58,526	45,743
Income tax receivable	—	748
Total current assets	156,873	131,036
Property and equipment, net	2,961,992	2,901,242
Goodwill	1,235,029	1,233,176
Operating lease right-of-use assets	2,135,203	2,116,761
Intangible assets, net	173,063	173,404
Other assets	73,142	69,744
Total assets	$6,735,302	$6,625,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,058	$73,973
Construction accounts payable	105,737	125,031
Deferred revenue	42,448	36,859
Accrued expenses and other current liabilities	144,788	154,427
Current maturities of debt	65,585	15,224
Current maturities of operating lease liabilities	52,786	51,892
Total current liabilities	476,402	457,406
Long-term debt, net of current portion	1,824,913	1,805,698
Operating lease liabilities, net of current portion	2,189,470	2,162,424
Deferred income taxes	47,731	41,393
Other liabilities	34,749	34,181
Total liabilities	4,573,265	4,501,102
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 194,998 and 194,271 shares issued and outstanding, respectively.	1,950	1,943
Additional paid-in capital	2,794,657	2,784,416
Accumulated deficit	(625,416)	(652,876)
Accumulated other comprehensive loss	(9,154)	(9,222)
Total stockholders’ equity	2,162,037	2,124,261
Total liabilities and stockholders’ equity	$6,735,302	$6,625,363

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Center revenue	$497,752	$381,621
Other revenue	13,099	10,633
Total revenue	510,851	392,254
Operating expenses:
Center operations	274,109	239,573
Rent	66,537	55,964
General, administrative and marketing	42,497	66,561
Depreciation and amortization	58,197	58,107
Other operating expense (income)	2,127	(17,035)
Total operating expenses	443,467	403,170
Income (loss) from operations	67,384	(10,916)
Other (expense) income:
Interest expense, net of interest income	(31,195)	(29,943)
Equity in earnings of affiliate	143	26
Total other expense	(31,052)	(29,917)
Income (loss) before income taxes	36,332	(40,833)
Provision for (benefit from) income taxes	8,872	(2,867)
Net income (loss)	$27,460	$(37,966)

Income (loss) per common share:
Basic	$0.14	$(0.20)
Diluted	$0.14	$(0.20)
Weighted-average common shares outstanding:
Basic	194,572	192,465
Diluted	202,855	192,465

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$27,460	$(37,966)
Foreign currency translation adjustments, net of tax of $0	68	1,631
Comprehensive income (loss)	$27,528	$(36,335)

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2022	194,271	$1,943	$2,784,416	$(652,876)	$(9,222)	$2,124,261
Net income	—	—	—	27,460	—	27,460
Other comprehensive loss	—	—	—	—	68	68
Share-based compensation	—	—	5,422	—	—	5,422
Stock option exercises	327	3	3,453	—	—	3,456
Issuances of common shares in connection with the vesting of restricted stock units	310	3	(105)	—	—	(102)
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	1,472
Balance at March 31, 2023	194,998	$1,950	$2,794,657	$(625,416)	$(9,154)	$2,162,037

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2021	193,060	$1,931	$2,743,560	$(651,083)	$(3,016)	$2,091,392
Net loss	—	—	—	(37,966)	—	(37,966)
Other comprehensive income	—	—	—	—	1,631	1,631
Share-based compensation	—	—	21,438	—	—	21,438
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	505	—	—	505
Balance at March 31, 2022	193,060	$1,931	$2,765,503	$(689,049)	$(1,385)	$2,077,000

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$27,460	$(37,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,197	58,107
Deferred income taxes	6,333	(3,885)
Share-based compensation	5,622	21,438
Non-cash rent expense	9,028	6,009
Impairment charges associated with long-lived assets	—	227
Gain on disposal of property and equipment, net	(6,693)	(28,597)
Amortization of debt discounts and issuance costs	1,966	1,945
Changes in operating assets and liabilities	(23,650)	(5,638)
Other	(3,915)	(2,578)
Net cash provided by operating activities	74,348	9,062
Cash flows from investing activities:
Capital expenditures	(170,814)	(110,754)
Proceeds from sale-leaseback transactions	32,676	79,666
Other	1,287	4,805
Net cash used in investing activities	(136,851)	(26,283)
Cash flows from financing activities:
Proceeds from borrowings	7,916	3,198
Repayments of debt	(3,701)	(5,745)
Proceeds from revolving credit facility	345,000	230,000
Repayments of revolving credit facility	(280,000)	(200,000)
Repayments of finance lease liabilities	(244)	(358)
Proceeds from stock option exercises	3,456	—
Other	(102)	(476)
Net cash provided by financing activities	72,325	26,619
Effect of exchange rates on cash and cash equivalents	6	61
Increase in cash and cash equivalents	9,828	9,459
Cash and cash equivalents – beginning of period	25,509	31,637
Cash and cash equivalents – end of period	$35,337	$41,096

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. Life Time Group Holdings, Inc. changed its name from LTF Holdings, Inc. effective on June 21, 2021. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of March 31, 2023, we operated 164 centers in 29 states and one Canadian province.
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
2. Summary of Significant Accounting Policies
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2023 and 2022.
Financial Assets and Liabilities. At March 31, 2023, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes (each of which is defined in Note 6, Debt) was approximately $273.6 million, $894.9 million and $451.3 million, respectively. At December 31, 2022, the fair value of our outstanding Term Loan Facility, Secured Notes and Unsecured Notes was approximately $272.3 million, $860.3 million and $425.1 million, respectively. The carrying amount of our outstanding Mortgage Notes and Construction Loan (each of which is defined in Note 6, Debt) at March 31, 2023 and December 31, 2022 approximates fair value. The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 6, Debt.
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
During the three months ended March 31, 2022, we determined that certain projects were no longer deemed viable for construction, and that the previously capitalized site development costs associated with these projects were impaired. Accordingly, as it relates to these long-lived assets, we recognized impairment charges of $0.2 million during the three months ended March 31, 2022. There were no impairment charges recognized during the three months ended March 31, 2023. Fair value remeasurements are based on significant unobservable inputs (Level 3). Fixed asset fair values are primarily derived using a discounted cash flow (“DCF”) model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally include our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Property held for sale	$8,687	$4,987
Construction contract receivables	10,412	8,867
Prepaid insurance	7,936	3,414
Prepaid software licenses and maintenance	12,250	10,009
Other	19,241	18,466
Prepaid expenses and other current assets	$58,526	$45,743

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Real estate taxes	$27,964	$32,373
Accrued interest	30,052	36,518
Payroll liabilities	19,246	19,908
Utilities	7,654	7,285
Self-insurance accruals	21,989	21,369
Corporate accruals	30,096	29,731
Other	7,787	7,243
Accrued expenses and other current liabilities	$144,788	$154,427
Supplemental Cash Flow Information
Decreases (increases) in operating assets and increases (decreases) in operating liabilities are as follows:

	Three Months Ended March 31,
	2023	2022
Accounts receivable	$(4,428)	$(3,335)
Center operating supplies and inventories	(577)	(947)
Prepaid expenses and other current assets	(8,268)	(6,460)
Income tax receivable	748	1,068
Other assets	82	271
Accounts payable	(8,921)	4,205
Accrued expenses and other current liabilities	(8,353)	(5,481)
Deferred revenue	5,920	6,735
Other liabilities	147	(1,694)
Changes in operating assets and liabilities	$(23,650)	$(5,638)
Additional supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022
Net cash paid for (received from) income taxes, net of refunds received (taxes paid)	$66	$(82)
Cash payments for interest, net of capitalized interest	35,953	31,948
Capitalized interest	4,955	1,862
Non-cash activity:
Issuance of common stock in connection with a business acquisition	1,472	—
See Note 7, Leases, for supplemental cash flow information associated with our lease arrangements for the three months ended March 31, 2023 and 2022.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4. Goodwill and Intangibles
The goodwill balance was $1,235.0 million and $1,233.2 million at March 31, 2023 and December 31, 2022, respectively. The $1.8 million change in goodwill for the three months ended March 31, 2023 was related to a business acquisition during the first quarter of 2023.
Intangible assets consisted of the following:

	March 31, 2023
	Gross	Accumulated Amortization	Net
Trade name	$163,000	$—	$163,000
Other	16,987	(6,924)	10,063
Total intangible assets	$179,987	$(6,924)	$173,063

	December 31, 2022
	Gross	Accumulated Amortization	Net
Trade name	$163,000	$—	$163,000
Other	16,987	(6,583)	10,404
Total intangible assets	$179,987	$(6,583)	$173,404
Other intangible assets at March 31, 2023 and December 31, 2022 include a facility license as well as trade names and customer relationships associated with our race registration and timing businesses. The facility license is associated with an outdoor enthusiast and bicycling event, which was acquired during the year ended December 31, 2021 for approximately $10.2 million, of which approximately $1.1 million was paid during the three months ended March 31, 2023. This license expires in April 2031. The transaction was accounted for as an asset acquisition, and the associated costs are being amortized on a straight-line basis over its estimated useful life of 9.8 years.
Amortization expense associated with intangible assets for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.5 million, respectively. Amortization expense associated with intangible assets is included in Depreciation and amortization in our condensed consolidated statements of operations.
There were no goodwill or intangible asset impairment charges recorded during the three months ended March 31, 2023 and 2022.
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Membership dues and enrollment fees	$357,488	$271,915
In-center revenue	140,264	109,706
Total center revenue	497,752	381,621
Other revenue	13,099	10,633
Total revenue	$510,851	$392,254
The timing associated with the revenue we recognized during the three months ended March 31, 2023 and 2022 is as follows:

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$439,017	$13,099	$452,116	$332,987	$10,633	$343,620
Goods and services transferred at a point in time	58,735	—	58,735	48,634	—	48,634
Total revenue	$497,752	$13,099	$510,851	$381,621	$10,633	$392,254
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, Dynamic Personal Training and other center services offerings, as well as our media and athletic events. Contract liabilities at March 31, 2023 and December 31, 2022 were $44.8 million and $38.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at March 31, 2023 and December 31, 2022 was $42.4 million and $36.9 million, respectively, and consists primarily of prepaid membership dues, enrollment fees, Dynamic Personal Training and other in-center services, as well as media and athletic events. The $5.5 million increase was primarily driven by prepayment of athletic events and kids camps that have yet to be serviced.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at March 31, 2023 and December 31, 2022 were $2.4 million and $2.0 million, respectively, and consist primarily of deferred enrollment fees.
6. Debt
Debt consisted of the following:

	March 31, 2023	December 31, 2022
Term Loan Facility, maturing December 2024	$273,625	$273,625
Revolving Credit Facility, maturing December 2026	85,000	20,000
Secured Notes, maturing January 2026	925,000	925,000
Unsecured Notes, maturing April 2026	475,000	475,000
Construction Loan, maturing February 2026	28,000	21,330
Mortgage Notes, various maturities	116,226	119,928
Other debt	4,122	4,122
Fair value adjustment	1,005	1,166
Total debt	1,907,978	1,840,171
Less unamortized debt discounts and issuance costs	(17,480)	(19,249)
Total debt less unamortized debt discount and issuance costs	1,890,498	1,820,922
Less current maturities	(65,585)	(15,224)
Long-term debt, less current maturities	$1,824,913	$1,805,698
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
Term Loan Facility
The $850.0 million Term Loan Facility matures in December 2024. On October 13, 2021, we used a portion of net proceeds we received in connection with the IPO to pay down $575.7 million of our Term Loan Facility. As a result of the pay down, we are no longer required to make quarterly principal payments on the Term Loan Facility prior to its maturity. At March 31, 2023, the Term Loan Facility loan balance was $273.6 million, with interest due at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.75% or base rate plus 3.75%, in either case subject to a 1.00% rate floor.
Revolving Credit Facility
Our Revolving Credit Facility provides for a $475.0 million revolver and matures in December 2026, or earlier as detailed above under “—Senior Secured Credit Facility.” At March 31, 2023, there were $85.0 million of outstanding borrowings under the Revolving Credit Facility and there were $30.5 million of outstanding letters of credit, resulting in total revolver availability of $359.5 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.00% or base rate plus 3.00%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the three months ended March 31, 2023 was 8.69% and $76.3 million, respectively. The highest month-end balance during that same period was $115.0 million.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Construction Loan
On January 22, 2021, we closed on a construction loan (the “Construction Loan”) providing up to $28.0 million to partially finance the construction of a Life Time Living location. The Construction Loan has a maturity date of February 15, 2026 and is collateralized by the property. Borrowings under the Construction Loan bear interest at a variable annual rate of no less than 4.80%. Interest only payments are due monthly beginning April 15, 2022 and continuing through February 15, 2024. Beginning March 15, 2024, based on the principal balance due as of February 15, 2024, monthly principal and interest installment payments will be due in an amount sufficient to fully amortize the principal balance at maturity. At March 31, 2023 and December 31, 2022, there were $28.0 million and $21.3 million of outstanding borrowings under the Construction Loan, respectively.
Mortgage Notes
Certain of our subsidiaries have entered into mortgage facilities with various financial institutions (collectively, the “Mortgage Notes”), which are collateralized by certain of our related real estate and buildings, including one of our corporate headquarters properties. The Mortgage Notes have varying maturity dates from February 2024 through August 2027 and carried a weighted average interest rate of 5.13% and 5.12% at March 31, 2023 and December 31, 2022, respectively. Payments of principal and interest on each of the Mortgage Notes are payable monthly on the first business day of each month. The Mortgage Notes contain customary affirmative covenants, including but not limited to, payment of property taxes, granting of lender access to inspect the properties, maintenance of the properties, providing financial statements, providing estoppel certificates and lender consent to leases. The Mortgage Notes also contain various customary negative covenants, including, but not limited to, restrictions on transferring the property, change in control of the borrower and changing the borrower’s business or principal place of business. As of March 31, 2023, we were either in compliance in all material respects with the covenants associated with the Mortgage Notes or the covenants were not applicable.
Debt Discounts and Issuance Costs
Unamortized debt discounts and issuance costs associated with the Term Loan Facility, Secured Notes, Unsecured Notes and Construction Loan of $17.5 million and $19.2 million are included in Long-term debt, net of current portion on our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively.
Unamortized revolver-related debt issuance costs of $2.9 million and $3.1 million are included in Other assets on our condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively.
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
As of March 31, 2023, we were either in compliance in all material respects with the covenants under the Credit Facilities, or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at March 31, 2023 were as follows:

April 2023 through March 2024	$65,585
April 2024 through March 2025	285,869
April 2025 through March 2026	965,925
April 2026 through March 2027	570,747
April 2027 through March 2028	15,799
Thereafter	3,048
Total future maturities of long-term debt	$1,906,973

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
7. Leases
Lease Cost
Lease cost included in our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,		Classification in Condensed Consolidated Statements of Operations
	2023	2022
Lease cost:
Operating lease cost	$63,785	$54,753	Rent
Short-term lease cost	386	356	Rent
Variable lease cost	2,366	855	Rent
Finance lease cost:
Amortization of right-of-use assets	251	355	Depreciation and amortization
Interest on lease liabilities	19	32	Interest expense, net of interest income
Interest on financing obligations	579	—	Interest expense, net of interest income
Total lease cost	$67,386	$56,351
Operating and Finance Lease Right-of-Use Assets and Lease-Related Liabilities
Operating and finance lease right-of-use assets and lease-related liabilities were as follows:

	March 31, 2023	December 31, 2022	Classification on Condensed Consolidated Balance Sheets
Lease right-of-use assets:
Operating leases	$2,135,203	$2,116,761	Operating lease right-of-use assets
Finance leases (1)	996	1,083	Other assets
Total lease right-of-use assets	$2,136,199	$2,117,844
Lease liabilities:
Current
Operating leases	$52,786	$51,892	Current maturities of operating lease liabilities
Finance leases	682	796	Accrued expenses and other current liabilities
Non-Current
Operating leases	2,189,470	2,162,424	Operating lease liabilities, net of current portion
Finance leases	336	312	Other liabilities
Financing obligations	21,580	21,557	Other liabilities
Total lease-related liabilities	$2,264,854	$2,236,981
(1)     Finance lease right-of-use assets were reported net of accumulated amortization of $2.0 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our lease-related liabilities at March 31, 2023 were as follows:

March 31, 2023
Weighted-average remaining lease term (1)
Operating leases	17.6 years
Finance leases	2.4 years
Financing obligations	24.4 years
Weighted-average discount rate
Operating leases	8.32%
Finance leases	6.46%
Financing obligations	10.84%
(1)    The weighted-average remaining lease term associated with our operating and finance lease liabilities does not include all of the optional renewal periods available to us under our current lease arrangements. Rather, the weighted-average remaining lease term only includes periods covered by an option to extend a lease if we are reasonably certain to exercise that option.
Sale-Leaseback Transaction
During the three months ended March 31, 2023, we entered into and consummated a sale-leaseback transaction with an unrelated third party. Under this transaction, we sold one property with a combined net book value of $26.0 million for $33.0 million, which was reduced by transaction costs of $0.3 million, for net cash proceeds of $32.7 million. The estimated fair value of the property sold was $33.0 million, which resulted in the recognition of a gain of $6.7 million on this transaction. This gain is included in Other operating expense (income) in our condensed consolidated statement of operations.
Supplemental Cash Flow Information
Supplemental cash flow information associated with our operating and finance leases is as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53,662	$48,022
Operating cash flows from finance leases	19	32
Operating cash flows from financing obligations	556	—
Financing cash flows from finance leases	244	358
Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	17,615	67,940
Finance leases	163	—
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	18,869	2,882
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	—	15,600
Non-cash increase in financing obligations as a result of interest accretion	23	—

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Maturities of Operating and Finance Lease Liabilities
The maturities associated with our operating and finance lease liabilities at March 31, 2023 are as follows:

	Operating Leases	Finance Leases	Financing Obligations	Total
April 2023 through March 2024	$229,155	$756	$2,243	$232,154
April 2024 through March 2025	237,017	245	2,277	239,539
April 2025 through March 2026	240,974	109	2,311	243,394
April 2026 through March 2027	242,177	2	2,346	244,525
April 2027 through March 2028	244,282	—	2,381	246,663
Thereafter	3,240,075	—	54,266	3,294,341
Total lease payments	4,433,680	1,112	65,824	4,500,616
Less: Imputed interest	2,191,424	94	44,244	2,235,762
Present value of lease liabilities	$2,242,256	$1,018	$21,580	$2,264,854
Leases Not Yet Commenced
As of March 31, 2023, we had several leases associated with future centers and Life Time Work locations that were executed, but we did not yet have control of the underlying assets. Accordingly, as of March 31, 2023, we did not recognize any right-of-use assets or lease liabilities associated with these arrangements on our condensed consolidated balance sheet. These arrangements contain undiscounted lease payments that are payable during the initial lease terms, which range from 15 to 25 years, totaling approximately $380.0 million.
8. Stockholders’ Equity
2021 Equity Incentive Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Incentive Award Plan (the “2021 Equity Plan”), under which we may grant cash and equity-based incentive awards to our employees, consultants and directors. The maximum number of shares of our common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) approximately 14.5 million shares of our common stock, (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors, and (iii) the approximately 1.0 million shares of our common stock that were available for issuance under the LTF Holdings, Inc. 2015 Equity Incentive Plan (the “2015 Equity Plan”) as of October 6, 2021, provided, however, no more than 14.5 million shares may be issued upon the exercise of incentive stock options. Effective January 1, 2022, the number of shares of our common stock available for issuance under the 2021 Equity Plan increased by approximately 7.7 million shares pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Our board of directors determined that no additional shares would become available under such evergreen feature effective as of January 1, 2023. Additionally, the number of shares of our common stock available for issuance under the 2021 Equity Plan may increase with respect to awards under the 2015 Equity Plan which are forfeited or lapse unexercised and which following the effective date of the 2021 Equity Plan are not issued under such prior plan. The share reserve formula under the 2021 Equity Plan is intended to provide us with the continuing ability to grant equity awards to eligible employees, directors and consultants for the 10-year term of the 2021 Equity Plan.
As of March 31, 2023, approximately 18.4 million shares were available for future awards to employees and other eligible participants under the 2021 Equity Plan.
2021 Employee Stock Purchase Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to allow our eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: an Internal Revenue Service (“IRS”) Code section 423 (“Section 423”) component, which is intended to qualify under Section 423 of the IRS Code and a non-Section 423 component, which need not qualify under Section 423 of the IRS Code. The aggregate number of shares of our common stock that has initially been reserved for issuance under the ESPP is equal to (i) approximately 2.9 million shares of our common stock, and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
including 2031, equal to the lesser of (A) 1% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of our shares of common stock as determined by our board of directors; provided that in no event will more than 29.0 million shares of our common stock be available for issuance under the Section 423 component of the ESPP. Our board of directors determined that no additional shares would become available under the ESPP as of January 1, 2022 or January 1, 2023 pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Our board of directors or the compensation committee will have authority to interpret the terms of the ESPP and determine eligibility of participants.
We launched the first offering period under the ESPP on December 1, 2022. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s gross base compensation for services to us. On the first trading day of each offering period, each participant is automatically granted an option to purchase shares of our common stock. The purchase option expires at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. We have consecutive offering periods of approximately six months in length commencing on each June 1 and December 1 during the term of the ESPP. The purchase price for a share of our common stock is 90% of the fair market value of a share on the enrollment date for such offering period or on the purchase date, whichever is lower, and subject to adjustment by our board of directors or compensation committee. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period and are paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Upon exercise, the participant purchases the number of whole shares that his or her accumulated payroll deductions will buy at the purchase option price, subject to the certain participation limitations. Participation ends automatically upon a participant’s termination of employment. No shares were issued under the ESPP as of March 31, 2023. We recognized $0.2 million of share-based compensation expense for the discount received by participants for the three months ended March 31, 2023, all of which is included in General, administrative and marketing in our condensed consolidated statement of operations. As of March 31, 2023, unrecognized share-based compensation expense related to the first offering period under the ESPP was approximately $0.1 million, which is expected to be recognized over a weighted average remaining period of 0.2 years.
Stock Options
During the three months ended March 31, 2023, the Company granted approximately 0.7 million stock option awards under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date. The exercise price associated with each of these awards is not less than the fair market value per share of our common stock at the time of grant. The fair value of the options granted during the three months ended March 31, 2023 was calculated using the Black-Scholes option pricing model. Approximately 0.3 million stock options were exercised during the three months ended March 31, 2023. As of March 31, 2023, options to purchase approximately 25.2 million shares of our common stock were outstanding, of which approximately 21.6 million were exercisable.
Share-based compensation expense associated with stock options for the three months ended March 31, 2023 was $2.2 million, of which $0.2 million and $2.0 million is included in Center operations and General, administrative and marketing, respectively, in our condensed consolidated statements of operations. Share-based compensation expense associated with stock options for the three months ended March 31, 2022 was $11.4 million, of which $1.0 million, $10.1 million and $0.3 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our condensed consolidated statements of operations. As of March 31, 2023, unrecognized share-based compensation expense related to stock options was approximately $20.4 million, which is expected to be recognized over a weighted average remaining period of 2.8 years.
Restricted Stock Units
During the three months ended March 31, 2023, the Company granted approximately 0.7 million restricted stock unit awards to our executives under the 2021 Equity Plan, of which approximately 0.3 million were performance-based and approximately 0.4 million were subject to time-based vesting over four years with a performance qualifier, in each case subject to continuous employment or service from the grant date through the applicable vesting date. At March 31, 2023, approximately 2.5 million restricted stock units were outstanding.
In the event actual performance exceeds the target amount for the performance-based restricted stock units, the above-target amount is to be paid through the issuance of fully-vested shares of the Company’s common stock at such time of determination in 2024. Accordingly, we account for the projected above-target amount as liability-classified share-based

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
payment awards. For information regarding our liability-classified share-based payment awards, see “—Liability-Classified Share-Based Payment Awards” below.
Share-based compensation expense associated with restricted stock units for the three months ended March 31, 2023 was $3.0 million, of which $0.5 million, $2.3 million and $0.2 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our condensed consolidated statements of operations. Share-based compensation expense associated with restricted stock units for the three months ended March 31, 2022 was $5.2 million, of which $0.2 million and $5.0 million is included in Center operations and General, administrative and marketing, respectively, in our condensed consolidated statements of operations. As of March 31, 2023, unrecognized share-based compensation expense related to restricted stock units was approximately $36.3 million, which is expected to be recognized over a weighted average remaining period of 2.4 years.
Liability-Classified Share-Based Payment Awards
Because the projected above-target amount for the performance-based restricted stock units (which is described in “—Restricted Stock Units” above) represents a fixed dollar amount that, if payable, would be settled in a variable number of shares of the Company’s common stock, we account for such share-based payment awards as a liability-classified award. Based on our current assessment, we have deemed it probable that the target performance amount will be exceeded. Accordingly, we recognized $0.2 million of share-based compensation expense associated with these liability-classified share-based payment awards during the three months ended March 31, 2023, all of which is included in General, administrative and marketing in our condensed consolidated statements of operations. The offset to this share-based compensation expense was recognized as an increase in Accrued expenses and other current liabilities on our condensed consolidated balance sheet.
Restricted Stock
Share-based compensation expense associated with restricted common stock for the three months ended March 31, 2022 was $4.8 million, all of which is included in General, administrative and marketing in our condensed consolidated statements of operations. These restricted shares were fully vested as of April 4, 2022, and there is no unrecognized share-based compensation expense related to these shares.
9. Income (Loss) Per Share
For the three months ended March 31, 2023, our potentially dilutive securities include stock options, restricted stock units and shares to be issued under our ESPP. For the three months ended March 31, 2022, our potentially dilutive securities include stock options, restricted stock units and restricted stock. Due to the net loss that we recognized during the three months ended March 31, 2022, the potentially dilutive shares of common stock associated with these equity-based securities were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the three months ended March 31, 2022.
The following table sets forth the calculation of basic and diluted income (loss) per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$27,460	$(37,966)

Weighted-average common shares outstanding – basic	194,572	192,465
Dilutive effect of stock-based compensation awards	8,283	—
Weighted-average common shares outstanding – diluted	202,855	192,465

Income (loss) per common share – basic	$0.14	$(0.20)
Income (loss) per common share – diluted	$0.14	$(0.20)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Stock options	6,044	25,465
Restricted stock units	693	1,925
Restricted stock	—	595
Potential common shares excluded from the weighted average share calculations	6,737	27,985
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
11. Subsequent Events
On March 16, 2023, the Company entered into an agreement for the sale-leaseback of one property for gross proceeds of $45.5 million. The closing on this property was completed on April 20, 2023. On March 29, 2023, the Company entered into an agreement for the sale-leaseback of one property for gross proceeds of $45.5 million. The closing on this property is expected to be completed on or before September 30, 2023.
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from March 31, 2023 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no other such events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this discussion and analysis are forward-looking statements within the meaning of federal securities regulations. Forward-looking statements in this discussion and analysis include, but are not limited to, our plans, strategies and prospects, both business and financial, including our financial outlook, possible or assumed future actions, opportunities for growth and margin expansion, improvements to our balance sheet and leverage, capital expenditures, consumer demand, industry and economic trends, business strategies, events or results of operations. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs and assumptions regarding future events. All forward-looking statements are, by nature, subject to risks, uncertainties and other factors. This discussion and analysis does not purport to identify factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements. You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature. Statements preceded by, followed by or that otherwise include the words “believe,” “assumes,” “expects,” “anticipates,” “intends,” “continues,” “projects,” “predicts,” “estimates,” “plans,” “potential,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “foreseeable,” “may,” and “could” as well as the negative version of these words or similar terms and phrases are generally forward-looking in nature and not historical facts. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
The forward-looking statements contained in this discussion and analysis are based on management’s current beliefs and assumptions and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including risks relating to our business operations and competitive and economic environment, risks relating to our brand, risks relating to the growth of our business, risks relating to our technological operations, risks relating to our capital structure and lease obligations, risks relating to our human capital, risks relating to legal compliance and risk management and risks relating to ownership of our common stock and the other important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) and as such risk factors may be updated from time to time in our periodic filings with the SEC that are accessible on the SEC’s website at www.sec.gov. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed, and actual results may vary materially. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Overview
Initial Public Offering
On October 12, 2021, Life Time Group Holdings, Inc. consummated its initial public offering (“IPO”) of 39.0 million shares of its common stock for total gross proceeds of $702.0 million before deducting the underwriting discounts and other offering expenses. Additionally, on November 1, 2021, Life Time Group Holdings, Inc. consummated the sale of nearly 1.6 million additional shares of its common stock pursuant to the partial exercise by the underwriters of their over-allotment option, resulting in total gross proceeds of approximately $28.4 million before deducting the underwriting discounts and commissions.

Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of more than 1.4 million individual members, who together comprise more than 813,000 memberships, as of March 31, 2023. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 160 centers—distinctive, resort-like athletic country club destinations—across 29 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs, which are located in both affluent suburban and urban locations, total approximately 16 million square feet in the aggregate. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 35,000 Life Time team members, including over 9,200 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership and the visits to our athletic country clubs. Our average revenue per center membership and the visits to our clubs for the three months ended March 31, 2023 were $667 and 26 million, respectively, as compared to $580 and 20 million, respectively, for the three months ended March 31, 2022. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which enabled us to consistently grow our annual membership dues and in-center revenue for 20 consecutive years, prior to the impact of the COVID-19 pandemic, and now again as we have emerged from the pandemic.
We have been focused on returning to consistent annual growth in our membership dues and in-center revenue. Our total Center revenue has grown significantly since the adverse impacts of the pandemic. Our total Center revenue increased to $497.8 million for the three months ended March 31, 2023 as compared to $381.6 million for the three months ended March 31, 2022. We expect it to continue to grow as our existing centers re-ramp in their performance, our new centers ramp to expected performance, we open new centers in desirable locations across the country and we continue to execute on our strategic initiatives discussed below. As of March 31, 2023, we had 20 new centers open for less than three years and 10 new centers under construction, with $401 million of growth capital expenditures already invested into these yet-to-open new centers. We believe the combined dynamic of our ramping new centers, which on average have taken three to four years to ramp to expected performance, plus the future growth that we have not yet realized from the capital expenditures already invested in our centers under construction creates a strong tailwind for the continued growth of our total Center revenue. We also have significant opportunities to continue expanding our portfolio of premium centers with 18 to 20 new centers planned over 2023 and 2024 in increasingly affluent markets.
During the pandemic, we determined that we had been under-valuing the experiences delivered to our engaged members and that certain members would likely not return following the pandemic. We thus began to implement a new pricing strategy coming out of the pandemic. As we continued to enhance and broaden the premium experiences for our members, we strategically increased our membership pricing across most of our new and existing centers, particularly for our new member join rates. New members are thus joining at higher membership dues rates and we expect these members to be incrementally more profitable than the members we lose over the long-term. As expected, our total center memberships have not fully recovered to their 2019 pre-pandemic levels, but for the first time in the three months ended March 31, 2023, our membership dues revenue exceeded our pre-pandemic membership dues revenue for centers opened at the end of 2019. We believe we can continually refine our pricing, and transition existing memberships to higher membership prices or tiers, as we deliver exceptional experiences and find the optimal balance among memberships per center, the member experience and financial returns for each center.
With the strong recovery of our membership dues revenue, we have also been able to focus on margin expansion. We experienced significant margin expansion in the three months ended March 31, 2023, and we believe we have opportunities to continue to expand margins as we benefit from higher dues revenue and as we continue to optimize the roll-out of our strategic initiatives and improve the efficiency of our club operations and corporate office.

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
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also generally receive access to all of our resort-like athletic destinations across the United States and Canada. Life Time Living offers luxury wellness-oriented residences also in close proximity to one of our athletic country clubs. At March 31, 2023, we had 11 Life Time Work and two Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development that we had not previously had. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members.
We have continued to actively monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. The inflation rate has been elevated for several quarters and continued to be elevated in the first quarter of 2023, which has had an impact on our expenses in several areas, including wages, construction costs and other operating expenses. These inflationary impacts have resulted in pressure on our margin performance and an increase in our capital expenditures. The rising interest rate environment has also increased the cost of our Term Loan Facility and Revolving Credit Facility and may result in increased cap rates on future sale-leaseback transactions. We anticipate the remainder of fiscal year 2023 will continue to be a dynamic macroeconomic environment.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three months ended March 31, 2023 and 2022. The following information has been presented consistently for all periods presented.

	Three Months Ended
	March 31,
	2023	2022
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	764,173	673,983
Digital On-hold memberships	49,333	70,289
Total memberships	813,506	744,272

Revenue Data
Membership dues and enrollment fees	71.8%	71.3%
In-center revenue	28.2%	28.7%
Total Center revenue	100.0%	100.0%

Membership dues and enrollment fees	$357,488	$271,915
In-center revenue	140,264	109,706
Total Center revenue	$497,752	$381,621

Average Center revenue per center membership (1)	$667	$580
Comparable center revenue (2)	24.6%	50.3%

Center Data
Net new center openings (3)	3	2
Total centers (end of period) (3)	164	153
Total center square footage (end of period) (4)	16,100,000	15,300,000

GAAP and Non-GAAP Financial Measures
Net income (loss)	$27,460	$(37,966)
Net income (loss) margin (5)	5.4%	(9.7)%
Adjusted EBITDA (6)	$120,102	$40,626
Adjusted EBITDA margin (6)	23.5%	10.4%
Center operations expense	$274,109	$239,573
Pre-opening expenses (7)	$1,685	$1,387
Rent	$66,537	$55,964
Non-cash rent expense (open properties) (8)	$6,378	$1,068
Non-cash rent expense (properties under development) (8)	$2,650	$4,941
Net cash provided by operating activities	$74,348	$9,062
Free cash flow before growth capital expenditures (9)	$26,583	$(35,256)
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

(2)    We measure the results of our centers based on how long each center has been open as of the most recent measurement period. We include a center, for comparable center revenue purposes, beginning on the first day of the 13th full calendar month of the center’s operation, in order to assess the center’s growth rate after one year of operation.
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
The following table provides a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Net income (loss)	$27,460	$(37,966)
Interest expense, net of interest income	31,195	29,943
Provision for (benefit from) income taxes	8,872	(2,867)
Depreciation and amortization	58,197	58,107
Share-based compensation expense (a)	5,622	21,438
COVID-19 related expenses (b)	322	212
Gain on sale-leaseback transactions (c)	(6,732)	(28,372)
Capital transaction costs (d)	—	255
Other (e)	(4,834)	(124)
Adjusted EBITDA	$120,102	$40,626
(a)    Share-based compensation expense recognized during the three months ended March 31, 2023 was associated with stock options, restricted stock units, our employee stock purchase plan (“ESPP”) that launched on December 1, 2022, and liability classified awards related to our short-term incentive plan for our executive officers in 2023. Share-based compensation expense recognized during the three months ended March 31, 2022 was associated with stock options, restricted stock and restricted stock units. The majority of this expense was associated with awards that were fully vested and became exercisable on April 4, 2022 in connection with the expiration of the lock-up period following our IPO.
(b)    Represents the incremental expenses we recognized related to the COVID-19 pandemic. We adjust for these expenses as they do not represent expenses associated with our normal ongoing operations. We believe that adjusting for these expenses provides a more accurate and consistent representation of our actual operating performance from period to period. For the three months ended March 31, 2023 and 2022, COVID-19 related expenses primarily consisted of legal-related costs in pursuit of our claim against Zurich. For more information regarding this claim, see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements in this report.
(c)    We adjust for the impact of gains on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the gain on sale-leaseback transactions that we recognized during the three months ended March 31, 2023, see “Sale-Leaseback Transactions” within Note 7, Leases, to our condensed consolidated financial statements in this report.
(d)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature, but excluding direct costs related to the IPO, which were netted against the proceeds of the IPO.
(e)    Includes costs associated with transactions that are unusual and non-recurring in nature.
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
(9)    Free cash flow before growth capital expenditures, a non-GAAP financial measure, is calculated as net cash provided by operating activities less center maintenance capital expenditures and corporate capital expenditures.
The following table provides a reconciliation from net cash provided by operating activities to free cash flow before growth capital expenditures:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$74,348	$9,062
Center maintenance capital expenditures	(32,899)	(16,396)
Corporate capital expenditures	(14,866)	(27,922)
Free cash flow before growth capital expenditures	$26,583	$(35,256)
Factors Affecting the Comparability of our Results of Operations
Impact of COVID-19 on our Business
Overview
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a National Public Health Emergency and we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19. Throughout this report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when we refer to “COVID-19” or “the pandemic,” such as when we describe the “impact of COVID-19” on our operations, we mean the coronavirus-related orders issued by governmental authorities affecting our operations and/or the presence of coronavirus in our centers, including COVID-19 positive members or team members.
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
Operations
As of March 31, 2023, total memberships were 813,506, an increase of 9.3% compared to 744,272 at March 31, 2022. Center memberships were 764,173, an increase of 13.4% compared to 673,983 at March 31, 2022. Digital On-hold memberships were 49,333, a decrease of 29.8% compared to 70,289 at March 31, 2022.
We have experienced a significant decrease in COVID-19 related restrictions on our operations. While we are still utilizing certain of the processes we implemented to provide a healthy and clean environment for our members and team members, we are no longer subject to the stricter requirements such as face coverings, vaccine mandates or negative test results. We will continue to monitor governmental orders regarding the operations of our centers, as well as our center operating processes and protocols.

Leverage
We are focused on improving the ratio of our net debt to Adjusted EBITDA, or our leverage ratio. We define net debt as the current and long-term portion of our debt, excluding unamortized debt discounts and issuance costs and fair value adjustments, less cash and cash equivalents. Our leverage ratio has been elevated due in part to the adverse impacts of COVID-19, which required us to incur additional debt and significantly reduced our Adjusted EBITDA. We believe that we can significantly improve our leverage ratio in 2023 as our profitability improves and we continue to strengthen our balance sheet, including through sale-leaseback transactions.
During the three months ended March 31, 2023, we completed a sale-leaseback transaction of one property for aggregate gross proceeds of $33.0 million. For more information regarding the sale-leaseback transaction that was consummated during the three months ended March 31, 2023, see Note 7, Leases, to our condensed consolidated financial statements included elsewhere in this report.
Investment in Business
We have continued to invest in our business to elevate and broaden our member experiences and drive additional revenue per center membership, including improving our in-center services and products, such as pickleball, Dynamic Personal Training, small group training and our ARORA community, introducing new types of memberships, providing concierge-type member services and expanding our omni-channel offerings. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we achieve additional revenue per center membership. While we remain focused on providing exceptional experiences to our members and growing our revenue, we are also focused on center efficiencies and expense control given our recovery of membership dues and a significant portion of our center memberships.
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions. Approximately 66% of our centers are now leased, including approximately 93% of our new centers opened within the last five years, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic Trends
We have been actively monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. See “—Overview—Business” for additional information.
Share-Based Compensation
During the three months ended March 31, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP that launched on December 1, 2022 and liability classified awards related to our short-term incentive plan for our executive officers in 2023, totaling approximately $5.6 million. During the three months ended March 31, 2022, we recognized share-based compensation expense associated with stock options, restricted stock and restricted stock units totaling approximately $21.4 million. The majority of this expense was associated with awards that were fully vested and became exercisable on April 4, 2022 in connection with the expiration of the lock-up period following our IPO.
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

Our most significant estimates and assumptions that materially affect the Company’s unaudited condensed consolidated financial statements involve difficult, subjective or complex judgments, which management used while performing goodwill, indefinite-lived intangible and long-lived asset impairment analyses and sale-leaseback arrangements. Given the additional effects from the COVID-19 pandemic, these estimates can be more challenging, and actual results could differ materially from our estimates. As it relates to the long-lived asset impairment analyses that we have performed during the three months ended March 31, 2023 and 2022, we determined during the three months ended March 31, 2022 that certain projects were no longer deemed viable for construction, and that the previously capitalized site development costs associated with these projects were impaired during the three months ended March 31, 2022. Accordingly, as it relates to these long-lived assets, we recognized impairment charges of $0.2 million during the three months ended March 31, 2022. There were no impairment charges recognized during the three months ended March 31, 2023.
More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in such Annual Report on Form 10-K.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
			As a Percentage of Total Revenue
	2023	2022	2023	2022
Revenue:
Center revenue	$497,752	$381,621	97.4%	97.3%
Other revenue	13,099	10,633	2.6%	2.7%
Total revenue	510,851	392,254	100.0%	100.0%
Operating expenses:
Center operations	274,109	239,573	53.7%	61.1%
Rent	66,537	55,964	13.0%	14.2%
General, administrative and marketing	42,497	66,561	8.3%	17.0%
Depreciation and amortization	58,197	58,107	11.4%	14.8%
Other operating expense (income)	2,127	(17,035)	0.4%	(4.3)%
Total operating expenses	443,467	403,170	86.8%	102.8%
Income (loss) from operations	67,384	(10,916)	13.2%	(2.8)%
Other (expense) income:
Interest expense, net of interest income	(31,195)	(29,943)	(6.1)%	(7.6)%
Equity in earnings of affiliate	143	26	—%	—%
Total other expense	(31,052)	(29,917)	(6.1)%	(7.6)%
Income (loss) before income taxes	36,332	(40,833)	7.1%	(10.4)%
Provision for (benefit from) income taxes	8,872	(2,867)	1.7%	(0.7)%
Net income (loss)	$27,460	$(37,966)	5.4%	(9.7)%
Total revenue. The $118.6 million increase in Total revenue for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily reflects strong growth in membership dues and in-center revenues, which included the continued ramp of our centers and higher utilization of our in-center offerings by our members.
With respect to the $116.1 million increase in Center revenue for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:
•73.7% was from membership dues and enrollment fees, which increased $85.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase reflects the improvement in our Center memberships, which increased to 764,173 as of March 31, 2023 from 673,983 as of March 31, 2022, as well as higher average monthly dues per Center membership during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022; and

•26.3% was from in-center revenue, which increased $30.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
The $2.5 million increase in Other revenue for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by the improved performance of our Life Time Work and Life Time Living locations, as well as our race registration and timing businesses.
Center operations expenses. The $34.5 million increase in Center operations expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by additional staffing requirements to support increased usage in existing and new centers, expanded programming, increased labor costs and utility cost inflation during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Rent expense. The $10.6 million increase in Rent expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year as well as our taking possession of two properties since March 31, 2022 for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. The $24.1 million decrease in General, administrative and marketing expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by a $15.2 million decrease in share-based compensation expense as well as the benefits that we experienced during the three months ended March 31, 2023 from operational efficiency efforts.
Depreciation and amortization. Depreciation and amortization was $58.2 million for the three months ended March 31, 2023, a $0.1 million increase compared to $58.1 million for the three months ended March 31, 2022.
Other operating expense (income). Other operating expense for the three months ended March 31, 2023 was $2.1 million, as compared to Other operating income of $17.0 million for the three months ended March 31, 2022. The $19.1 million change was primarily attributable to the recognition of a $28.4 million gain on sale-leaseback transactions during the three months ended March 31, 2022, partially offset by the recognition of a $6.7 million gain on a sale-leaseback transaction and increased costs to support the revenue growth we experienced in our Life Time Work, Life Time Living and race registration and timing businesses during the three months ended March 31, 2023.
Interest expense, net of interest income. The $1.3 million increase in Interest expense, net of interest income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was driven by a higher average level of outstanding borrowings and higher interest rates during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Provision for (benefit from) income taxes. The provision for income taxes was $8.9 million for the three months ended March 31, 2023 as compared to a $2.9 million benefit from income taxes for the three months ended March 31, 2022. The effective tax rate was 24.4% and 7.0% for those same periods, respectively. The increase in provision for income taxes for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by the increase in earnings before tax, offset by the decrease in valuation allowance associated with certain of our deferred tax assets. The effective tax rate applied to our pre-tax income for the three months ended March 31, 2023 is higher than our statutory rate of 21.0% and reflects an increase due to the deductibility limitations associated with executive compensation and state income tax provisions, partially offset by a decrease in the valuation allowance associated with certain of our deferred tax assets.
Net income (loss). As a result of the factors described above, net income was $27.5 million for the three months ended March 31, 2023 as compared to a net loss of $38.0 million for the three months ended March 31, 2022.
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
One of our top priorities remains improving our balance sheet and reducing leverage. We have taken significant actions to improve our liquidity. During the three months ended March 31, 2023, we completed a sale-leaseback transaction associated with one property. During 2022, we completed sale-leaseback transactions associated with nine properties and also rewired our Company to improve the efficiency of our club operations and corporate office. We continue to explore potential sale-leaseback opportunities for a number of our properties. For more information regarding the sale-leaseback transaction that was consummated during the three months ended March 31, 2023, see Note 7, Leases, to our condensed consolidated financial statements included in this report. We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business.
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
As of March 31, 2023, there were $85.0 million of outstanding borrowings under our Revolving Credit Facility and there were $30.5 million of outstanding letters of credit, resulting in total availability under our Revolving Credit Facility of $359.5 million. Total cash and cash equivalents, exclusive of restricted cash, at March 31, 2023 was $23.2 million, resulting in total cash and availability under our Revolving Credit Facility of $382.7 million.
The following table sets forth our condensed consolidated statements of cash flows data (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by operating activities	$74,348	$9,062
Net cash used in investing activities	(136,851)	(26,283)
Net cash provided by financing activities	72,325	26,619
Effect of exchange rates on cash and cash equivalents	6	61
Increase in cash and cash equivalents	$9,828	$9,459
Operating Activities
The $65.3 million increase in cash provided by operating activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily the result of higher profitability.
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
The $110.6 million increase in net cash used in investing activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by a higher level of new center construction activity, partially offset by a lower amount of proceeds that we received from sale-leaseback transactions during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
The following schedule reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Growth capital expenditures, net of construction reimbursements (1)	$123,049	$66,436
Center maintenance capital expenditures	32,899	16,396
Corporate capital expenditures	14,866	27,922
Total capital expenditures	$170,814	$110,754

(1)    Growth capital expenditures include new center land and construction, growth initiatives, major remodels of acquired centers and the purchase of previously leased centers.
The $60.1 million increase in total capital expenditures for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by higher growth capital expenditures for new centers.
Financing Activities
The $45.7 million increase in cash provided by financing activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by net proceeds we received from borrowings under our Revolving Credit Facility and Construction Loan and proceeds from stock option exercises during the three months ended March 31, 2023.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At March 31, 2023, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At March 31, 2023, there were $85.0 million of outstanding borrowings under the Revolving Credit Facility and $30.5 million of outstanding letters of credit, resulting in total revolver availability of $359.5 million, which was available at intervals ranging from 30 to 180 days at interest rates ranging from LIBOR plus 4.00% or base rate plus 3.00%. Our Term Loan Facility is also subject to variable rates of LIBOR plus 4.75% or base rate plus 3.75% and had an outstanding balance of $273.6 million at March 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are engaged in litigation or other proceedings incidental to the normal course of business, including investigations and claims regarding employment law including wage and hour and unfair labor practices; supplier, customer and service provider contract terms; products liability; and real estate. Other than as set forth in Note 10, Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 15, 2023, the Company acquired a business by way of merger for cash and shares of its common stock. In connection with the acquisition, the Company issued 90,000 shares of its common stock to stockholders of the business. No underwriters or placement agents were involved with this acquisition and there was no general solicitation or general advertising. The Company relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1 #	Form of Restricted Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
# Management contract, plan, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: May 1, 2023	By:	/s/ Robert Houghton
Robert Houghton
Executive Vice President & Chief Financial Officer