Form 10-Q
period 2023-06-30
Life Time Group Holdings, Inc.
filed 2023-07-31
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 27, 2023, the registrant had 196,103,459 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$30,858	$25,509
Accounts receivable, net	18,146	13,381
Center operating supplies and inventories	48,148	45,655
Prepaid expenses and other current assets	49,595	45,743
Income tax receivable	6,669	748
Total current assets	153,416	131,036
Property and equipment, net	3,030,480	2,901,242
Goodwill	1,235,029	1,233,176
Operating lease right-of-use assets	2,161,837	2,116,761
Intangible assets, net	173,056	173,404
Other assets	74,218	69,744
Total assets	$6,828,036	$6,625,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,721	$73,973
Construction accounts payable	120,404	125,031
Deferred revenue	41,303	36,859
Accrued expenses and other current liabilities	170,289	154,427
Current maturities of debt	64,814	15,224
Current maturities of operating lease liabilities	54,793	51,892
Total current liabilities	535,324	457,406
Long-term debt, net of current portion	1,792,373	1,805,698
Operating lease liabilities, net of current portion	2,216,647	2,162,424
Deferred income taxes, net	47,347	41,393
Other liabilities	35,633	34,181
Total liabilities	4,627,324	4,501,102
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 196,031 and 194,271 shares issued and outstanding, respectively.	1,960	1,943
Additional paid-in capital	2,814,424	2,784,416
Accumulated deficit	(608,412)	(652,876)
Accumulated other comprehensive loss	(7,260)	(9,222)
Total stockholders’ equity	2,200,712	2,124,261
Total liabilities and stockholders’ equity	$6,828,036	$6,625,363

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Center revenue	$542,125	$445,882	$1,039,877	$827,503
Other revenue	19,606	15,385	32,705	26,018
Total revenue	561,731	461,267	1,072,582	853,521
Operating expenses:
Center operations	302,603	279,557	576,712	519,130
Rent	67,434	59,989	133,971	115,953
General, administrative and marketing	52,840	51,950	95,337	118,511
Depreciation and amortization	58,252	57,173	116,449	115,280
Other operating expense (income)	28,194	(8,212)	30,321	(25,247)
Total operating expenses	509,323	440,457	952,790	843,627
Income from operations	52,408	20,810	119,792	9,894
Other (expense) income:
Interest expense, net of interest income	(31,979)	(27,093)	(63,174)	(57,036)
Equity in earnings of affiliate	88	8	231	34
Total other expense	(31,891)	(27,085)	(62,943)	(57,002)
Income (loss) before income taxes	20,517	(6,275)	56,849	(47,108)
Provision for (benefit from) income taxes	3,513	(3,990)	12,385	(6,857)
Net income (loss)	$17,004	$(2,285)	$44,464	$(40,251)

Income (loss) per common share:
Basic	$0.09	$(0.01)	$0.23	$(0.21)
Diluted	$0.08	$(0.01)	$0.22	$(0.21)
Weighted-average common shares outstanding:
Basic	195,476	193,692	195,026	193,082
Diluted	204,821	193,692	203,872	193,082

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$17,004	$(2,285)	$44,464	$(40,251)
Foreign currency translation adjustments, net of tax of $0	1,894	(2,955)	1,962	(1,324)
Comprehensive income (loss)	$18,898	$(5,240)	$46,426	$(41,575)

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2023	194,998	$1,950	$2,794,657	$(625,416)	$(9,154)	$2,162,037
Net income	—	—	—	17,004	—	17,004
Other comprehensive income	—	—	—	—	1,894	1,894
Share-based compensation	—	—	8,515	—	—	8,515
Stock option exercises	883	9	9,811	—	—	9,820
Issuances of common stock in connection with the vesting of restricted stock units	27	—	(8)	—	—	(8)
Issuances of common stock in connection with the employee stock purchase plan	123	1	1,449	—	—	1,450
Balance at June 30, 2023	196,031	$1,960	$2,814,424	$(608,412)	$(7,260)	$2,200,712

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2022	194,271	$1,943	$2,784,416	$(652,876)	$(9,222)	$2,124,261
Net income	—	—	—	44,464	—	44,464
Other comprehensive income	—	—	—	—	1,962	1,962
Share-based compensation	—	—	13,937	—	—	13,937
Stock option exercises	1,210	12	13,264	—	—	13,276
Issuances of common stock in connection with the vesting of restricted stock units	337	3	(113)	—	—	(110)
Issuances of common stock in connection with the employee stock purchase plan	123	1	1,449	—	—	1,450
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	1,472
Balance at June 30, 2023	196,031	$1,960	$2,814,424	$(608,412)	$(7,260)	$2,200,712

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2022	193,060	$1,931	$2,765,503	$(689,049)	$(1,385)	$2,077,000
Net loss	—	—	—	(2,285)	—	(2,285)
Other comprehensive loss	—	—	—	—	(2,955)	(2,955)
Share-based compensation	—	—	5,973	—	—	5,973
Stock option exercises	114	1	1,193	—	—	1,194
Equity issuance costs	—	—	(270)	—	—	(270)
Issuances of common stock in connection with the vesting of restricted stock units	622	6	(6)	—	—	—
Balance at June 30, 2022	193,796	$1,938	$2,772,393	$(691,334)	$(4,340)	$2,078,657

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2021	193,060	$1,931	$2,743,560	$(651,083)	$(3,016)	$2,091,392
Net loss	—	—	—	(40,251)	—	(40,251)
Other comprehensive loss	—	—	—	—	(1,324)	(1,324)
Share-based compensation	—	—	27,411	—	—	27,411
Stock option exercises	114	1	1,193	—	—	1,194
Equity issuance costs	—	—	(270)	—	—	(270)
Issuances of common stock in connection with the vesting of restricted stock units	622	6	(6)	—	—	—
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	505	—	—	505
Balance at June 30, 2022	193,796	$1,938	$2,772,393	$(691,334)	$(4,340)	$2,078,657

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$44,464	$(40,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,449	115,280
Deferred income taxes	5,864	(9,009)
Share-based compensation	22,171	27,411
Non-cash rent expense	17,630	15,635
Impairment charges associated with long-lived assets	1,280	—
Loss (gain) on disposal of property and equipment, net	904	(49,743)
Amortization of debt discounts and issuance costs	3,919	3,918
Changes in operating assets and liabilities	6,734	17,909
Other	(3,124)	(825)
Net cash provided by operating activities	216,291	80,325
Cash flows from investing activities:
Capital expenditures	(337,076)	(252,640)
Proceeds from sale-leaseback transactions	78,040	174,246
Other	(462)	692
Net cash used in investing activities	(259,498)	(77,702)
Cash flows from financing activities:
Proceeds from borrowings	44,291	8,657
Repayments of debt	(7,430)	(11,539)
Proceeds from revolving credit facility	620,000	420,000
Repayments of revolving credit facility	(620,000)	(390,000)
Repayments of finance lease liabilities	(508)	(697)
Payments of debt discounts and issuance costs	(2,550)	—
Proceeds from stock option exercises	13,276	1,194
Proceeds from issuances of common stock in connection with the employee stock purchase plan	1,450	—
Other	(109)	(476)
Net cash provided by financing activities	48,420	27,139
Effect of exchange rates on cash and cash equivalents	136	(110)
Increase in cash and cash equivalents	5,349	29,652
Cash and cash equivalents – beginning of period	25,509	31,637
Cash and cash equivalents – end of period	$30,858	$61,289

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of June 30, 2023, we operated 164 centers in 30 states and one Canadian province.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by rules and regulations of the Securities and Exchange Commission (the “SEC”). While these statements reflect normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. When preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All intercompany balances and transactions have been eliminated in consolidation. We have one operating segment and one reportable segment.
2. Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
We adopted Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” during the second quarter of 2023. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In connection with the debt refinancing that we completed in May 2023, we transitioned from LIBOR to Term Secured Overnight Financing Rate (“SOFR”). The adoption of this ASU did not have a material impact on our consolidated financial statements.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three and six months ended June 30, 2023 and 2022.
Financial Assets and Liabilities. At June 30, 2023 and December 31, 2022, the carrying value and fair value of our outstanding long-term debt was as follows:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,875,463	$1,844,444	$1,840,171	$1,724,178
(1) Excludes unamortized debt discounts and issuance costs.
The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 6, Debt.
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three and six months ended June 30, 2023 and 2022.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Property held for sale	$8,687	$4,987
Construction contract receivables	7,209	8,867
Prepaid insurance	5,166	3,414
Prepaid software licenses and maintenance	11,187	10,009
Other	17,346	18,466
Prepaid expenses and other current assets	$49,595	$45,743
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Real estate taxes	$30,722	$32,373
Accrued interest	38,945	36,518
Payroll liabilities	30,256	19,908
Utilities	8,774	7,285
Self-insurance accruals	24,129	21,369
Corporate accruals	31,648	29,731
Other	5,815	7,243
Accrued expenses and other current liabilities	$170,289	$154,427

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Six Months Ended June 30,
	2023	2022
Accounts receivable	$(6,610)	$(4,215)
Center operating supplies and inventories	(2,476)	(2,739)
Prepaid expenses and other current assets	(2,510)	(2,199)
Income tax receivable	(5,921)	961
Other assets	131	453
Accounts payable	9,619	4,064
Accrued expenses and other current liabilities	8,896	17,503
Deferred revenue	4,664	7,368
Other liabilities	941	(3,287)
Changes in operating assets and liabilities	$6,734	$17,909
Additional supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2023	2022
Net cash paid for income taxes, net of refunds received	$12,445	$1,158
Cash payments for interest, net of capitalized interest	57,380	53,514
Capitalized interest	9,756	6,497
Non-cash activity:
Issuances of common stock in connection with a business acquisition	1,472	—
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	58,419	196,256
Finance leases	605	—
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	16,429	5,626
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	5,900	26,240
Non-cash increase in financing obligations as a result of interest accretion	46	—
4. Goodwill
The goodwill balance was $1,235.0 million and $1,233.2 million at June 30, 2023 and December 31, 2022, respectively. The $1.8 million change in goodwill for the six months ended June 30, 2023 was related to a business acquisition during the first quarter of 2023.
There were no goodwill impairment charges recorded during the three and six months ended June 30, 2023 and 2022.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Membership dues and enrollment fees	$387,115	$309,262	$744,603	$581,178
In-center revenue	155,010	136,620	295,274	246,325
Total center revenue	542,125	445,882	1,039,877	827,503
Other revenue	19,606	15,385	32,705	26,018
Total revenue	$561,731	$461,267	$1,072,582	$853,521
The timing associated with the revenue we recognized during the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$476,332	$19,606	$495,938	$384,898	$15,385	$400,283
Goods and services transferred at a point in time	65,793	—	65,793	60,984	—	60,984
Total revenue	$542,125	$19,606	$561,731	$445,882	$15,385	$461,267
The timing associated with the revenue we recognized during the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$915,349	$32,705	$948,054	$717,885	$26,018	$743,903
Goods and services transferred at a point in time	124,528	—	124,528	109,618	—	109,618
Total revenue	$1,039,877	$32,705	$1,072,582	$827,503	$26,018	$853,521
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, Dynamic Personal Training and other center services offerings, as well as our media and athletic events. Contract liabilities at June 30, 2023 and December 31, 2022 were $43.5 million and $38.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at June 30, 2023 and December 31, 2022 was $41.3 million and $36.9 million, respectively, and consists primarily of prepaid membership dues, enrollment fees, Dynamic Personal Training and other in-center services, as well as media and athletic events.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at June 30, 2023 and December 31, 2022 were $2.2 million and $2.0 million, respectively, and consist primarily of deferred enrollment fees.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
6. Debt
Debt consisted of the following:

	June 30, 2023	December 31, 2022
Term Loan Facility (1)	$310,000	$273,625
Revolving Credit Facility, maturing December 2026	20,000	20,000
Secured Notes, maturing January 2026	925,000	925,000
Unsecured Notes, maturing April 2026	475,000	475,000
Construction Loan, maturing February 2026	28,000	21,330
Mortgage Notes, various maturities	112,498	119,928
Other debt	4,122	4,122
Fair value adjustment	843	1,166
Total debt	1,875,463	1,840,171
Less unamortized debt discounts and issuance costs	(18,276)	(19,249)
Total debt less unamortized debt discount and issuance costs	1,857,187	1,820,922
Less current maturities	(64,814)	(15,224)
Long-term debt, less current maturities	$1,792,373	$1,805,698
(1) See “—Refinancing Transaction” below.
Refinancing Transaction
On May 9, 2023, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a tenth amendment to the credit agreement governing our senior secured credit agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, we refinanced our $273.6 million Term Loan Facility that had a maturity date in December 2024 to our $310.0 million Term Loan Facility that has a maturity date of January 15, 2026. A portion of the net incremental cash proceeds we received under the Amended Credit Agreement was used to pay down the then existing balance on our Revolving Credit Facility. We also converted the facilities under the Amended Credit Agreement from LIBOR to SOFR. Loans under the Term Loan Facility bear interest at a floating rate per annum of, at our option, SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus the continued applicable margin of 4.75% or a base rate plus 3.75%. The applicable margins will decrease to 4.50% and 3.50%, respectively, upon our achievement of public corporate family ratings of B2 and B from Moody's and S&P, respectively. Loans under the Term Loan Facility were issued with original issue discount of 0.50%. This refinancing transaction was accounted for as a debt modification.
Revolving Credit Facility
At June 30, 2023, there were $20.0 million of outstanding borrowings under the Revolving Credit Facility and there were $30.5 million of outstanding letters of credit, resulting in total revolver availability of $424.5 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus the applicable credit adjustment spread plus 3.50% or base rate plus 2.50%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the six months ended June 30, 2023 was 8.56% and $63.5 million, respectively. The highest balance during that same period was $150.0 million.
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Credit Facilities, Secured Notes, Unsecured Notes and Mortgage Notes. We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility, which requires us to maintain a first lien net leverage ratio, if 30.00% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $20.0 million).
As of June 30, 2023, we were either in compliance in all material respects with the covenants or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at June 30, 2023 were as follows:

July 2023 through June 2024	$64,814
July 2024 through June 2025	12,379
July 2025 through June 2026	1,751,066
July 2026 through June 2027	41,816
July 2027 through June 2028	1,496
Thereafter	3,049
Total future maturities of long-term debt	$1,874,620
7. Leases
Sale-Leaseback Transactions
During the six months ended June 30, 2023, we entered into and consummated sale-leaseback transactions with two unrelated third parties. Under these transactions, we sold two properties with a combined net book value of $84.7 million for $78.5 million, which was reduced by transaction costs of $0.5 million, for net cash proceeds of $78.0 million. The estimated fair value of the property sold was $84.4 million. Accordingly, the aggregate sales price associated with these arrangements was increased by $5.9 million, which resulted in the recognition of a loss of $0.8 million on these transactions. This loss is included in Other operating expense (income) in our condensed consolidated statement of operations. Right-of-use assets and lease liabilities recognized related to these sale-leaseback transactions were $49.9 million and $43.5 million, respectively. On March 29, 2023, the Company entered into an agreement for the sale-leaseback of one property for gross proceeds of $45.5 million. The closing on this property is expected to be completed on or before September 30, 2023.
8. Stockholders’ Equity
Share-Based Compensation Expense
For the three and six months ended June 30, 2023, total share-based compensation expense was $16.5 million and $22.2 million, respectively. Of this amount, $8.5 million and $13.9 million, respectively, was associated with equity-classified awards and $8.0 million and $8.3 million, respectively, was associated with liability-classified awards. For the three and six months ended June 30, 2022, total share-based compensation expense was $6.0 million and $27.4 million, respectively, all of which was associated with equity-classified awards.
The liability-classified awards granted during the three and six months ended June 30, 2023 were performance-based and relate to our short-term incentive compensation program. In the event specified performance metrics are met, these awards will be settled through the issuance of fully-vested shares of the Company’s common stock at such time of determination in 2024. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified awards. Accordingly, the offset to the $8.3 million of share-based compensation expense we have recognized in connection with these awards during the six months ended June 30, 2023 is included in Accrued expenses and other current liabilities on our June 30, 2023 condensed consolidated balance sheet.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
9. Income (Loss) Per Share
For the three and six months ended June 30, 2023, our potentially dilutive securities include stock options, restricted stock units and shares to be issued under our ESPP. For the three and six months ended June 30, 2022, our potentially dilutive securities include stock options and restricted stock units. Due to the net loss that we recognized during the three and six months ended June 30, 2022, the potentially dilutive shares of common stock associated with these equity-based securities were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the three and six months ended June 30, 2022.
The following table sets forth the calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$17,004	$(2,285)	$44,464	$(40,251)

Weighted-average common shares outstanding – basic	195,476	193,692	195,026	193,082
Dilutive effect of stock-based compensation awards	9,345	—	8,846	—
Weighted-average common shares outstanding – diluted	204,821	193,692	203,872	193,082

Income (loss) per common share – basic	$0.09	$(0.01)	$0.23	$(0.21)
Income (loss) per common share – diluted	$0.08	$(0.01)	$0.22	$(0.21)

The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	5,370	25,318	6,310	25,318
Restricted stock units	766	2,787	824	2,787
Potential common shares excluded from the weighted average share calculations	6,136	28,105	7,134	28,105

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
11. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from June 30, 2023 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no such events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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

Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of more than 1.5 million individual members, who together comprise more than 832,000 memberships, as of June 30, 2023. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 160 centers—distinctive, resort-like athletic country club destinations—across 30 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs, which are located in both affluent suburban and urban locations, total approximately 16 million square feet in the aggregate. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 42,000 Life Time team members, including over 9,200 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership and the visits to our athletic country clubs. Our average revenue per center membership and the visits to our clubs for the six months ended June 30, 2023 were $1,369 and 52 million, respectively, as compared to $1,219 and 42 million, respectively, for the six months ended June 30, 2022. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which enabled us to consistently grow our annual membership dues and in-center revenue for 20 consecutive years, prior to the impact of the COVID-19 pandemic, and now again as we have emerged from the pandemic.
Our total Center revenue has grown significantly since the adverse impacts of the COVID-19 pandemic. Our total Center revenue increased to $1,039.9 million for the six months ended June 30, 2023 as compared to $827.5 million for the six months ended June 30, 2022. We believe it will continue to grow as our existing centers re-ramp in their performance, our new centers ramp to expected performance, we open new centers in desirable locations across the country and we continue to execute on our strategic initiatives discussed below. As of June 30, 2023, we had 21 new centers open for less than three years and 10 new centers under construction, with $327 million of growth capital expenditures already invested into these new centers that have yet to open. We believe the combined dynamic of our ramping new centers, which on average have taken three to four years to ramp to expected performance, plus the future growth that we have not yet realized from the capital expenditures already invested in our centers under construction creates a strong tailwind for the continued growth of our total Center revenue. We also believe we have significant opportunities to continue expanding our portfolio of premium centers with 18 to 20 new centers planned over 2023 and 2024 in increasingly affluent markets. We are also expanding the number of our centers using an asset-light model that targets higher income members, higher average annual revenue per center membership and higher returns on invested capital.
During the pandemic, we determined that we had been under-valuing the experiences delivered to our engaged members and that certain members would likely not return following the pandemic. As we continued to enhance and broaden the premium experiences for our members, we strategically increased our membership pricing across most of our new and existing centers, particularly for our new member join rates. As a result, new members are joining at higher membership dues rates and we expect these members to be incrementally more profitable than the members we lose over the long-term. As expected, our total center memberships have not fully recovered to their 2019 pre-pandemic levels, but our membership dues revenue in the six months ended June 30, 2023 exceeded our pre-pandemic membership dues revenue for centers opened at the end of 2019. We believe that we have built a healthier and stronger business model and that we can continue to refine our pricing and transition existing memberships to higher membership prices or tiers, as we deliver exceptional experiences and optimize the balance among memberships per center, the member experience and financial returns for each center.
With the strong recovery of our membership dues revenue, we have also been able to focus on margin expansion. We have significantly improved the efficiency of our club operations and corporate office, and we are benefiting from the greater flow through of our increased revenue. We experienced significant margin expansion in the six months ended June 30, 2023, and we believe we have opportunities to continue to expand margins.

We have also implemented several strategic initiatives as we continue to evolve our premium lifestyle brand in ways that elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. We believe these initiatives are driving significant increases in center usage and higher memberships. These strategic initiatives include pickleball, Dynamic Personal Training, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. Additionally, our enhanced digital platform is delivering a true omni-channel experience for our members, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities, including our integrated digital app, in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also generally receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations offer luxury wellness-oriented residences, also in close proximity to one of our athletic country clubs. As of June 30, 2023, we had 12 Life Time Work and two Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development that were not previously available to us. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members.
Macroeconomy
We continue to monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. More than two years of elevated inflation has impacted our expenses and capital expenditures in several areas, including wages, construction costs and other operating expenses, and thus pressured our margin performance. Despite this headwind that has shown signs of easing, we have experienced growth in our revenue and margins as discussed above. The rising interest rate environment has also increased the cost of our Term Loan Facility and Revolving Credit Facility and may result in increased cap rates on future sale-leaseback transactions. We will continue to monitor the macroeconomic environment, but we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
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

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and six months ended June 30, 2023 and 2022. The following information has been presented consistently for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	790,238	724,778	790,238	724,778
Digital On-hold memberships	42,401	50,985	42,401	50,985
Total memberships	832,639	775,763	832,639	775,763

Revenue Data
Membership dues and enrollment fees	71.4%	69.4%	71.6%	70.2%
In-center revenue	28.6%	30.6%	28.4%	29.8%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$387,115	$309,262	$744,603	$581,178
In-center revenue	155,010	136,620	295,274	246,325
Total Center revenue	$542,125	$445,882	$1,039,877	$827,503

Average Center revenue per center membership (1)	$701	$639	$1,369	$1,219
Comparable center revenue (2)	15.5%	36.2%	19.7%	42.4%

Center Data
Net new center openings (3)	—	—	3	2
Total centers (end of period) (3)	164	153	164	153
Total center square footage (end of period) (4)	16,200,000	15,300,000	16,200,000	15,300,000

GAAP and Non-GAAP Financial Measures
Net income (loss)	$17,004	$(2,285)	$44,464	$(40,251)
Net income (loss) margin (5)	3.0%	(0.5)%	4.1%	(4.7)%
Adjusted EBITDA (6)	$136,039	$63,096	$256,141	$103,722
Adjusted EBITDA margin (6)	24.2%	13.7%	23.9%	12.2%
Center operations expense	$302,603	$279,557	$576,712	$519,130
Pre-opening expenses (7)	$2,984	$2,559	$4,669	$3,946
Rent	$67,434	$59,989	$133,971	$115,953
Non-cash rent expense (open properties) (8)	$6,819	$4,547	$13,196	$5,988
Non-cash rent expense (properties under development) (8)	$1,784	$5,079	$4,434	$9,647
Net cash provided by operating activities	$141,943	$71,263	$216,291	$80,325
Free cash flow before growth capital expenditures (9)	$82,062	$32,441	$109,298	$(1,853)
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

(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the second quarter of 2023, we opened one center and closed one smaller-format leased center.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss)	$17,004	$(2,285)	$44,464	$(40,251)
Interest expense, net of interest income	31,979	27,093	63,174	57,036
Provision for (benefit from) income taxes	3,513	(3,990)	12,385	(6,857)
Depreciation and amortization	58,252	57,173	116,449	115,280
Share-based compensation expense (a)	16,549	5,973	22,171	27,411
COVID-19 related (credits) expenses (b)	(76)	371	246	583
Loss (gain) on sale-leaseback transactions (c)	7,491	(21,212)	759	(49,584)
Capital transaction costs (d)	—	—	—	255
Other (e)	1,327	(27)	(3,507)	(151)
Adjusted EBITDA	$136,039	$63,096	$256,141	$103,722
(a)    Share-based compensation expense recognized during the three and six months ended June 30, 2023 was associated with stock options, restricted stock units, our employee stock purchase plan (“ESPP”) that launched on December 1, 2022, and liability classified awards related to our short-term incentive plan in 2023. Share-based compensation expense recognized during the three and six months ended June 30, 2022 was associated with stock options, restricted stock and restricted stock units. The majority of this expense was associated with awards that were fully vested and became exercisable on April 4, 2022 in connection with the expiration of the lock-up period following our IPO.
(b)    Represents the incremental (credits) expenses we recognized related to the COVID-19 pandemic. We adjust for these (credits) expenses as they do not represent (credits) expenses associated with our normal ongoing operations. We believe that adjusting for these (credits) expenses provides a more accurate and consistent representation of our actual operating performance from period to period. For the three months ended June 30, 2023, COVID-19 related (credits) primarily consisted of a subsidy for our Canadian operations, partially offset by legal-related costs in pursuit of our claim against Zurich. For the six months ended June 30, 2023, and the three and six months ended June 30, 2022, COVID-19 related expenses primarily consisted of legal-related costs in pursuit of our claim against Zurich. For more information regarding this claim, see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements in this report.
(c)    We adjust for the impact of losses and gains on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the loss on sale-leaseback transactions that we recognized during the six months ended June 30, 2023, see “Sale-Leaseback Transactions” within Note 7, Leases, to our condensed consolidated financial statements in this report.
(d)    Represents costs related to capital transactions, including debt and equity offerings that are non-recurring in nature, but excluding direct costs related to the IPO, which were netted against the proceeds of the IPO.
(e)    Includes benefits and costs associated with transactions that are unusual and non-recurring in nature.
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
The following table provides a reconciliation from net cash provided by operating activities to free cash flow before growth capital expenditures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$141,943	$71,263	$216,291	$80,325
Center maintenance capital expenditures	(44,470)	(19,057)	(77,369)	(35,453)
Corporate capital expenditures	(15,411)	(19,765)	(29,624)	(46,725)
Free cash flow before growth capital expenditures	$82,062	$32,441	$109,298	$(1,853)
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
We re-opened our first center on May 8, 2020, and continued to re-open our centers as state and local governmental authorities permitted, subject to operating processes and protocols that we developed in consultation with an epidemiologist (MD/PhD) to provide a healthy and clean environment for our members and team members and to meet various governmental requirements and restrictions. Our centers were also impacted in 2021 as a result of the Delta variant and then again later in 2021 and into 2022 with the Omicron variant. The performance of our centers has improved significantly as our centers have ramped back from the adverse impacts of COVID-19, with 102 centers across 24 states that were open prior to 2020 having recovered to or exceeded 2019 membership dues levels as of June 30, 2023. The timing and magnitude of this recovery has been dependent on various factors, including how early we were able to re-open our centers, whether we were required to close them again, their geographic location and applicable governmental restrictions.
We have experienced a slightly faster recovery in our membership dues revenue compared to our in-center revenue. We expect membership dues revenue to remain a higher percentage of our total revenue in the near term and return to more historical levels over time.
Leverage
We are focused on improving the ratio of our net debt to Adjusted EBITDA, or our leverage ratio. We define net debt as the current and long-term portion of our debt, excluding unamortized debt discounts and issuance costs and fair value adjustments, less cash and cash equivalents. Our leverage ratio has been elevated due in part to the adverse impacts of COVID-19, which required us to incur additional debt and significantly reduced our Adjusted EBITDA. We have significantly improved our leverage ratio in the first six months of 2023 and believe that we can continue to improve our leverage ratio as our profitability improves and we continue to strengthen our balance sheet, including through sale-leaseback transactions.
Investment in Business
We have continued to invest in our business to elevate and broaden our member experiences and drive additional revenue per center membership, including improving our in-center services and products, such as pickleball, Dynamic Personal Training, small group training and our ARORA community, introducing new types of memberships, providing concierge-type member services and expanding our omni-channel offerings. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we achieve additional revenue per center membership. While we remain focused on providing exceptional experiences to our members and growing our revenue, we are also focused on center and overhead support efficiencies given our recovery of membership dues and a significant portion of our center memberships.
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions. Approximately 66% of our centers are now leased, including approximately 88% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic Trends
We have been monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. See “—Overview—Macroeconomy” for additional information.
Share-Based Compensation
During the six months ended June 30, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP that launched on December 1, 2022, and liability classified awards related to our short-term incentive plan in 2023, totaling approximately $22.2 million. During the six months ended June 30, 2022, we recognized share-based compensation expense associated with stock options, restricted stock and restricted stock units totaling approximately $27.4 million. The majority of this expense was associated with awards that were fully vested and became exercisable on April 4, 2022 in connection with the expiration of the lock-up period following our IPO.
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

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
			As a Percentage of Total Revenue
	2023	2022	2023	2022
Revenue:
Center revenue	$542,125	$445,882	96.5%	96.7%
Other revenue	19,606	15,385	3.5%	3.3%
Total revenue	561,731	461,267	100.0%	100.0%
Operating expenses:
Center operations	302,603	279,557	53.9%	60.6%
Rent	67,434	59,989	12.0%	13.0%
General, administrative and marketing	52,840	51,950	9.4%	11.3%
Depreciation and amortization	58,252	57,173	10.4%	12.4%
Other operating expense (income)	28,194	(8,212)	5.0%	(1.8)%
Total operating expenses	509,323	440,457	90.7%	95.5%
Income from operations	52,408	20,810	9.3%	4.5%
Other (expense) income:
Interest expense, net of interest income	(31,979)	(27,093)	(5.7)%	(5.9)%
Equity in earnings of affiliate	88	8	—%	—%
Total other expense	(31,891)	(27,085)	(5.7)%	(5.9)%
Income (loss) before income taxes	20,517	(6,275)	3.6%	(1.4)%
Provision for (benefit from) income taxes	3,513	(3,990)	0.6%	(0.9)%
Net income (loss)	$17,004	$(2,285)	3.0%	(0.5)%
Total revenue. The $100.5 million increase in Total revenue for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was due to continued strong growth in membership dues and in-center revenue, including continuing to realize the benefits of pricing actions already completed, membership growth in our new and ramping centers and higher member utilization of our in-center offerings.
With respect to the $96.2 million increase in Center revenue for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022:
•80.9% was from membership dues and enrollment fees, which increased $77.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase reflects the improvement in our Center memberships, which increased to 790,238 as of June 30, 2023 from 724,778 as of June 30, 2022, as well as higher average monthly dues per Center membership during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022; and
•19.1% was from in-center revenue, which increased $18.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
The $4.2 million increase in Other revenue for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by our athletic events business, as well as the improved performance of our Life Time Work and Life Time Living locations.
Center operations expenses. The $23.0 million increase in Center operations expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to operating costs related to our new and ramping centers.
Rent expense. The $7.4 million increase in Rent expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year as well as our taking possession of three properties since May 31, 2022 for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. General, administrative and marketing expenses increased $0.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to higher share-based compensation expense, which was largely offset by reduced center support overhead, advertising and marketing, public company and cash incentive compensation expenses.
Depreciation and amortization. Depreciation and amortization increased $1.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to new and ramping centers.
Other operating expense (income). Other operating expense for the three months ended June 30, 2023 was $28.2 million as compared to Other operating income of $8.2 million for the three months ended June 30, 2022. The $36.4 million change was primarily attributable to the recognition of a $7.5 million loss on a sale-leaseback transaction during the three months ended June 30, 2023 as compared to the recognition of a $21.3 million gain on sale-leaseback transactions during the three months ended June 30, 2022, as well as increased costs to support other revenue growth.
Interest expense, net of interest income. The $4.9 million increase in Interest expense, net of interest income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was driven by a higher average level of outstanding borrowings and higher interest rates during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Provision for (benefit from) income taxes. The provision for income taxes was $3.5 million for the three months ended June 30, 2023 as compared to a $4.0 million benefit from income taxes for the three months ended June 30, 2022. The effective tax rate was 17.1% and 63.6% for those same periods, respectively. The increase in provision for income taxes for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by the increase in earnings before income taxes and a change in the valuation allowance associated with certain of our deferred tax assets, partially offset by the tax deduction associated with share-based payment awards. The effective tax rate applied to our pre-tax income for the three months ended June 30, 2023 is lower than our statutory rate of 21.0% and reflects a change in the valuation allowance associated with certain of our deferred tax assets and the tax deduction associated with share-based payment awards, partially offset by an increase due to the deductibility limitations associated with executive compensation and state income tax provisions.
Net income (loss). As a result of the factors described above, net income was $17.0 million for the three months ended June 30, 2023 as compared to a net loss of $2.3 million for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
			As a Percentage of Total Revenue
	2023	2022	2023	2022
Revenue:
Center revenue	$1,039,877	$827,503	97.0%	97.0%
Other revenue	32,705	26,018	3.0%	3.0%
Total revenue	1,072,582	853,521	100.0%	100.0%
Operating expenses:
Center operations	576,712	519,130	53.8%	60.8%
Rent	133,971	115,953	12.5%	13.6%
General, administrative and marketing	95,337	118,511	8.9%	13.9%
Depreciation and amortization	116,449	115,280	10.8%	13.6%
Other operating expense (income)	30,321	(25,247)	2.8%	(3.0)%
Total operating expenses	952,790	843,627	88.8%	98.9%
Income from operations	119,792	9,894	11.2%	1.1%
Other (expense) income:
Interest expense, net of interest income	(63,174)	(57,036)	(5.9)%	(6.7)%
Equity in earnings of affiliate	231	34	—%	—%
Total other expense	(62,943)	(57,002)	(5.9)%	(6.7)%
Income (loss) before income taxes	56,849	(47,108)	5.3%	(5.6)%
Provision for (benefit from) income taxes	12,385	(6,857)	1.2%	(0.9)%
Net income (loss)	$44,464	$(40,251)	4.1%	(4.7)%
Total revenue. The $219.1 million increase in Total revenue for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due to continued strong growth in membership dues and in-center revenue, including continuing to realize the benefits of pricing actions already completed, membership growth in our new and ramping centers, the continued re-ramp of our centers and higher member utilization of our in-center offerings.
With respect to the $212.4 million increase in Center revenue for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022:
•77.0% was from membership dues and enrollment fees, which increased $163.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase reflects the improvement in our Center memberships, which increased to 790,238 as of June 30, 2023 from 724,778 as of June 30, 2022, as well as higher average monthly dues per Center membership during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022; and
•23.0% was from in-center revenue, which increased $48.9 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
The $6.7 million increase in Other revenue for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by our athletic events business, as well as the improved performance of our Life Time Work and Life Time Living locations.
Center operations expenses. The $57.6 million increase in Center operations expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to operating costs related to our new and ramping centers and utility cost inflation.
Rent expense. The $18.0 million increase in Rent expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year as well as our taking possession of three properties since May 31, 2022 for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. General, administrative and marketing expenses decreased $23.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, due to lower share-based compensation expense, lower cash incentive compensation expense and reduced center support overhead, advertising and marketing and public company expenses.
Depreciation and amortization. Depreciation and amortization increased $1.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to new and ramping centers.
Other operating expense (income). Other operating expense for the six months ended June 30, 2023 was $30.3 million as compared to Other operating income of $25.2 million for the six months ended June 30, 2022. The $55.6 million change was primarily attributable to the recognition of a $0.8 million loss on sale-leaseback transactions during the six months ended June 30, 2023 as compared to the recognition of a $49.6 million gain on sale-leaseback transactions during the six months ended June 30, 2022, as well as increased costs to support other revenue growth.
Interest expense, net of interest income. The $6.1 million increase in Interest expense, net of interest income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was driven by a higher average level of outstanding borrowings and higher interest rates during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Provision for (benefit from) income taxes. The provision for income taxes was $12.4 million for the six months ended June 30, 2023 as compared to a $6.9 million benefit from income taxes for the six months ended June 30, 2022. The effective tax rate was 21.8% and 14.6% for those same periods, respectively. The increase in provision for income taxes for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by the increase in earnings before income taxes, offset by a change in the valuation allowance associated with certain of our deferred tax assets and the tax deduction associated with share-based payment awards. The effective tax rate applied to our pre-tax income for the six months ended June 30, 2023 is slightly higher than our statutory rate of 21% and reflects an increase due to deductibility limitations associated with executive compensation as well as state income tax provisions, largely offset by a change in the valuation allowance associated with certain of our deferred tax assets and the tax deduction associated with share-based payment awards.
Net income (loss). As a result of the factors described above, net income was $44.5 million for the six months ended June 30, 2023 as compared to a net loss of $40.3 million for the six months ended June 30, 2022.
Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the development of new centers, lease requirements and debt service, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated fitness equipment and member experiences. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility, construction reimbursements and through sale-leaseback transactions.
One of our top priorities remains improving our balance sheet and reducing leverage. We have taken significant actions to improve our liquidity. In May 2023, we refinanced our $273.6 million Term Loan Facility that had a maturity date in December 2024 to our $310.0 million Term Loan Facility that has a maturity date of January 15, 2026. For more information regarding the debt refinancing transaction, see Note 6, Debt, to our condensed consolidated financial statements included in this report. In addition, during the six months ended June 30, 2023, we completed sale-leaseback transactions associated with two properties. During 2022, we completed sale-leaseback transactions associated with nine properties and also rewired our Company to improve the efficiency of our club operations and corporate office. We continue to explore potential sale-leaseback opportunities for a number of our properties. For more information regarding the sale-leaseback transactions that were consummated during the six months ended June 30, 2023, see Note 7, Leases, to our condensed consolidated financial statements included in this report. Additionally, we also benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and control the cost and pace of capital expenditures, including in determining when to begin or delay construction on a new athletic country club. We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business.
As the opportunity arises or as our business needs require, we may seek to raise capital through additional debt or equity financing. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, we have not experienced difficulty accessing the credit and capital markets; however, volatility in these markets, particularly in light of the rising interest rate environment and any continued impacts of COVID-19, may increase costs associated with issuing debt instruments or affect our ability to access those markets, which could have an adverse impact on our ability to raise additional capital, to refinance existing debt and/or to react to changing economic and business conditions. In addition, it is possible that our ability to access the credit and capital markets could be limited at a time when we would like or need to do so.
As of June 30, 2023, there were $20.0 million of outstanding borrowings under our Revolving Credit Facility and there were $30.5 million of outstanding letters of credit, resulting in total availability under our Revolving Credit Facility of $424.5 million. Total cash and cash equivalents, exclusive of restricted cash, at June 30, 2023 was $15.8 million, resulting in total cash and availability under our Revolving Credit Facility of $440.3 million.
The following table sets forth our condensed consolidated statements of cash flows data (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by operating activities	$216,291	$80,325
Net cash used in investing activities	(259,498)	(77,702)
Net cash provided by financing activities	48,420	27,139
Effect of exchange rates on cash and cash equivalents	136	(110)
Increase in cash and cash equivalents	$5,349	$29,652
Operating Activities
The $136.0 million increase in cash provided by operating activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily the result of higher profitability.
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
The $181.8 million increase in net cash used in investing activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by a higher level of new center construction activity and a lower amount of proceeds that we received from sale-leaseback transactions during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Growth capital expenditures, net of construction reimbursements (1)	$106,381	$103,064	$230,083	$170,462
Center maintenance capital expenditures	44,470	19,057	77,369	35,453
Corporate capital expenditures	15,411	19,765	29,624	46,725
Total capital expenditures	$166,262	$141,886	$337,076	$252,640
(1)    Growth capital expenditures include new center land and construction and major remodels of existing centers.
The $84.4 million increase in total capital expenditures for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by higher growth capital expenditures for new centers.
Financing Activities
The $21.3 million increase in cash provided by financing activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by net incremental proceeds we received from borrowings under our Term Loan Facility and Construction Loan and proceeds from stock option exercises during the six months ended June 30, 2023.

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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At June 30, 2023, we held no investments in marketable securities.
In connection with the refinancing of our Term Loan Facility in May 2023, we converted the facilities under the Amended Credit Agreement from LIBOR to Term Secured Overnight Financing Rate (“SOFR”). We incur interest at variable rates under our Revolving Credit Facility. At June 30, 2023, there were $20.0 million of outstanding borrowings under the Revolving Credit Facility and $30.5 million of outstanding letters of credit, resulting in total revolver availability of $424.5 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus 3.50% or base rate plus 2.50%. Our Term Loan Facility is also subject to variable rates of SOFR plus the applicable credit adjustment spread plus 4.75% or base rate plus 3.75% and had an outstanding balance of $310.0 million at June 30, 2023.
Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn (and that SOFR is in excess of the floor rate applicable to the Term Loan Facility), each one percentage point change in interest rates would result in an approximately $7.9 million change in annual interest expense on the indebtedness under the Credit Facilities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1	Tenth Amendment to the Credit Agreement, dated as of May 9, 2023, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	5/12/2023
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: July 31, 2023	By:	/s/ Robert Houghton
Robert Houghton
Executive Vice President & Chief Financial Officer