Form 10-Q
period 2023-09-30
Life Time Group Holdings, Inc.
filed 2023-10-31
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2023, the registrant had 196,408,901 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$25,441	$25,509
Accounts receivable, net	19,190	13,381
Center operating supplies and inventories	48,557	45,655
Prepaid expenses and other current assets	48,369	45,743
Income tax receivable	11,715	748
Total current assets	153,272	131,036
Property and equipment, net	3,074,634	2,901,242
Goodwill	1,235,359	1,233,176
Operating lease right-of-use assets	2,187,804	2,116,761
Intangible assets, net	172,422	173,404
Other assets	73,572	69,744
Total assets	$6,897,063	$6,625,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,138	$73,973
Construction accounts payable	107,955	125,031
Deferred revenue	39,357	36,859
Accrued expenses and other current liabilities	179,382	154,427
Current maturities of debt	64,033	15,224
Current maturities of operating lease liabilities	56,320	51,892
Total current liabilities	523,185	457,406
Long-term debt, net of current portion	1,815,965	1,805,698
Operating lease liabilities, net of current portion	2,248,026	2,162,424
Deferred income taxes, net	57,377	41,393
Other liabilities	35,621	34,181
Total liabilities	4,680,174	4,501,102
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 196,183 and 194,271 shares issued and outstanding, respectively.	1,962	1,943
Additional paid-in capital	2,824,949	2,784,416
Accumulated deficit	(600,497)	(652,876)
Accumulated other comprehensive loss	(9,525)	(9,222)
Total stockholders’ equity	2,216,889	2,124,261
Total liabilities and stockholders’ equity	$6,897,063	$6,625,363

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Center revenue	$568,402	$479,995	$1,608,279	$1,307,498
Other revenue	16,775	16,386	49,480	42,404
Total revenue	585,177	496,381	1,657,759	1,349,902
Operating expenses:
Center operations	319,401	295,253	896,113	814,383
Rent	69,225	63,213	203,196	179,166
General, administrative and marketing	51,668	57,139	147,005	175,650
Depreciation and amortization	63,618	56,400	180,067	171,680
Other operating expense (income)	34,516	(31,358)	64,837	(56,605)
Total operating expenses	538,428	440,647	1,491,218	1,284,274
Income from operations	46,749	55,734	166,541	65,628
Other (expense) income:
Interest expense, net of interest income	(33,075)	(27,696)	(96,249)	(84,732)
Equity in earnings of affiliate	56	95	287	129
Total other expense	(33,019)	(27,601)	(95,962)	(84,603)
Income (loss) before income taxes	13,730	28,133	70,579	(18,975)
Provision for (benefit from) income taxes	5,815	3,401	18,200	(3,456)
Net income (loss)	$7,915	$24,732	$52,379	$(15,519)

Income (loss) per common share:
Basic	$0.04	$0.13	$0.27	$(0.08)
Diluted	$0.04	$0.12	$0.26	$(0.08)
Weighted-average common shares outstanding:
Basic	196,146	193,918	195,404	193,364
Diluted	204,298	198,381	203,954	193,364

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$7,915	$24,732	$52,379	$(15,519)
Foreign currency translation adjustments, net of tax of $0	(2,265)	(6,015)	(303)	(7,339)
Comprehensive income (loss)	$5,650	$18,717	$52,076	$(22,858)

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2023	196,031	$1,960	$2,814,424	$(608,412)	$(7,260)	$2,200,712
Net income	—	—	—	7,915	—	7,915
Other comprehensive loss	—	—	—	—	(2,265)	(2,265)
Share-based compensation	—	—	8,906	—	—	8,906
Stock option exercises	152	2	1,619	—	—	1,621
Balance at September 30, 2023	196,183	$1,962	$2,824,949	$(600,497)	$(9,525)	$2,216,889

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2022	194,271	$1,943	$2,784,416	$(652,876)	$(9,222)	$2,124,261
Net income	—	—	—	52,379	—	52,379
Other comprehensive loss	—	—	—	—	(303)	(303)
Share-based compensation	—	—	22,842	—	—	22,842
Stock option exercises	1,362	14	14,884	—	—	14,898
Issuances of common stock in connection with the vesting of restricted stock units	337	3	(113)	—	—	(110)
Issuances of common stock in connection with the employee stock purchase plan	123	1	1,449	—	—	1,450
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	1,472
Balance at September 30, 2023	196,183	$1,962	$2,824,949	$(600,497)	$(9,525)	$2,216,889

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2022	193,796	$1,938	$2,772,393	$(691,334)	$(4,340)	$2,078,657
Net income	—	—	—	24,732	—	24,732
Other comprehensive loss	—	—	—	—	(6,015)	(6,015)
Share-based compensation	—	—	5,803	—	—	5,803
Stock option exercises	195	2	1,994	—	—	1,996
Balance at September 30, 2022	193,991	$1,940	$2,780,190	$(666,602)	$(10,355)	$2,105,173

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2021	193,060	$1,931	$2,743,560	$(651,083)	$(3,016)	$2,091,392
Net loss	—	—	—	(15,519)	—	(15,519)
Other comprehensive loss	—	—	—	—	(7,339)	(7,339)
Share-based compensation	—	—	33,214	—	—	33,214
Stock option exercises	309	3	3,187	—	—	3,190
Equity issuance costs	—	—	(270)	—	—	(270)
Issuances of common stock in connection with the vesting of restricted stock units	622	6	(6)	—	—	—
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	505	—	—	505
Balance at September 30, 2022	193,991	$1,940	$2,780,190	$(666,602)	$(10,355)	$2,105,173

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$52,379	$(15,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,067	171,680
Deferred income taxes	15,994	(10,957)
Share-based compensation	37,029	33,214
Non-cash rent expense	26,900	27,304
Impairment charges associated with long-lived assets	6,620	153
Loss (gain) on disposal of property and equipment, net	13,742	(98,498)
Amortization of debt discounts and issuance costs	5,862	5,898
Changes in operating assets and liabilities	(4,407)	14,055
Other	(3,240)	(2,010)
Net cash provided by operating activities	330,946	125,320
Cash flows from investing activities:
Capital expenditures	(525,796)	(409,946)
Proceeds from sale-leaseback transactions	121,831	373,451
Other	416	(985)
Net cash used in investing activities	(403,549)	(37,480)
Cash flows from financing activities:
Proceeds from borrowings	44,291	8,657
Repayments of debt	(11,202)	(21,993)
Proceeds from revolving credit facility	986,000	710,000
Repayments of revolving credit facility	(961,000)	(710,000)
Repayments of finance lease liabilities	(771)	(1,043)
Proceeds from financing obligations	1,500	—
Payments of debt discounts and issuance costs	(2,550)	(43)
Proceeds from stock option exercises	14,897	3,190
Proceeds from issuances of common stock in connection with the employee stock purchase plan	1,450	—
Other	(110)	(476)
Net cash provided by (used in) financing activities	72,505	(11,708)
Effect of exchange rates on cash and cash equivalents	30	(700)
(Decrease) increase in cash and cash equivalents	(68)	75,432
Cash and cash equivalents – beginning of period	25,509	31,637
Cash and cash equivalents – end of period	$25,441	$107,069

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of September 30, 2023, we operated 170 centers in 31 states and one Canadian province.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three and nine months ended September 30, 2023 and 2022.
Financial Assets and Liabilities. At September 30, 2023 and December 31, 2022, the carrying value and fair value of our outstanding long-term debt was as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,896,529	$1,851,542	$1,840,171	$1,724,178
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
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. Except for an impairment charge of $5.3 million related to the sale of an outparcel of land that was recognized during the three months ended September 30, 2023, we had no material remeasurements of such assets or liabilities to fair value during the three and nine months ended September 30, 2023 and 2022.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Property held for sale	$8,600	$4,987
Construction contract receivables	11,886	8,867
Prepaid insurance	2,718	3,414
Prepaid software licenses and maintenance	9,743	10,009
Other	15,422	18,466
Prepaid expenses and other current assets	$48,369	$45,743

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Real estate taxes	$37,420	$32,373
Accrued interest	36,082	36,518
Payroll liabilities	37,377	19,908
Utilities	6,154	7,285
Self-insurance accruals	26,070	21,369
Corporate accruals	28,223	29,731
Other	8,056	7,243
Accrued expenses and other current liabilities	$179,382	$154,427
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Nine Months Ended September 30,
	2023	2022
Accounts receivable	$(8,044)	$(6,056)
Center operating supplies and inventories	(2,903)	(3,140)
Prepaid expenses and other current assets	3,316	2,166
Income tax receivable	(10,967)	3,533
Other assets	5,203	638
Accounts payable	2,191	2,069
Accrued expenses and other current liabilities	10,596	19,954
Deferred revenue	1,277	(1,467)
Other liabilities	(5,076)	(3,642)
Changes in operating assets and liabilities	$(4,407)	$14,055
Additional supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash paid for income taxes, net of refunds received	$13,172	$3,628
Cash payments for interest, net of capitalized interest	91,896	82,607
Capitalized interest	14,498	11,228
Non-cash activity:
Issuances of common stock in connection with a business acquisition	1,472	—
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	106,285	316,071
Finance leases	963	142
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	17,845	7,366
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	5,900	10,090
Non-cash increase in financing obligations as a result of interest accretion	83	—

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4. Goodwill
The goodwill balance was $1,235.4 million and $1,233.2 million at September 30, 2023 and December 31, 2022, respectively. The $2.2 million change in goodwill for the nine months ended September 30, 2023 was related to business acquisitions during the nine months ended September 30, 2023.
There were no goodwill impairment charges recorded during the three and nine months ended September 30, 2023 and 2022.
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Membership dues and enrollment fees	$407,903	$335,717	$1,152,506	$916,895
In-center revenue	160,499	144,278	455,773	390,603
Total center revenue	568,402	479,995	1,608,279	1,307,498
Other revenue	16,775	16,386	49,480	42,404
Total revenue	$585,177	$496,381	$1,657,759	$1,349,902
The timing associated with the revenue we recognized during the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$502,003	$16,775	$518,778	$419,758	$16,386	$436,144
Goods and services transferred at a point in time	66,399	—	66,399	60,237	—	60,237
Total revenue	$568,402	$16,775	$585,177	$479,995	$16,386	$496,381
The timing associated with the revenue we recognized during the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$1,417,352	$49,480	$1,466,832	$1,137,643	$42,404	$1,180,047
Goods and services transferred at a point in time	190,927	—	190,927	169,855	—	169,855
Total revenue	$1,608,279	$49,480	$1,657,759	$1,307,498	$42,404	$1,349,902
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, Dynamic Personal Training and other center services offerings, as well as our media and athletic events. Contract liabilities at September 30, 2023 and December 31, 2022 were $40.1 million and $38.9 million, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at September 30, 2023 and December 31, 2022 was $39.4 million and $36.9 million, respectively, and consists primarily of prepaid membership dues, enrollment fees, Dynamic Personal Training and other in-center services, as well as media and athletic events.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at September 30, 2023 and December 31, 2022 were $0.7 million and $2.0 million, respectively, and consist primarily of deferred enrollment fees.
6. Debt
Debt consisted of the following:

	September 30, 2023	December 31, 2022
Term Loan Facility (1)	$310,000	$273,625
Revolving Credit Facility, maturing December 2026	45,000	20,000
Secured Notes, maturing January 2026	925,000	925,000
Unsecured Notes, maturing April 2026	475,000	475,000
Construction Loan, maturing February 2026	28,000	21,330
Mortgage Notes, various maturities	108,725	119,928
Other debt	4,122	4,122
Fair value adjustment	682	1,166
Total debt	1,896,529	1,840,171
Less unamortized debt discounts and issuance costs	(16,531)	(19,249)
Total debt less unamortized debt discount and issuance costs	1,879,998	1,820,922
Less current maturities	(64,033)	(15,224)
Long-term debt, less current maturities	$1,815,965	$1,805,698
(1) See “—Refinancing Transaction” below.
Refinancing Transaction
On May 9, 2023, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a tenth amendment to the credit agreement governing our senior secured credit agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, we refinanced our $273.6 million Term Loan Facility that had a maturity date in December 2024 to our $310.0 million Term Loan Facility that has a maturity date of January 15, 2026. A portion of the net incremental cash proceeds we received under the Amended Credit Agreement was used to pay down the then existing balance on our Revolving Credit Facility. We also converted the facilities under the Amended Credit Agreement from LIBOR to SOFR. Loans under the Term Loan Facility bear interest at a floating rate per annum of, at our option, SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus the continued applicable margin of 4.75% or a base rate plus 3.75%. The applicable margins will decrease to 4.50% and 3.50%, respectively, upon our achievement of public corporate family ratings of B2 and B from Moody’s and S&P, respectively. Loans under the Term Loan Facility were issued with original issue discount of 0.50%. This refinancing transaction was accounted for as a debt modification.
Revolving Credit Facility
At September 30, 2023, there were $45.0 million of outstanding borrowings under the Revolving Credit Facility and there were $32.6 million of outstanding letters of credit, resulting in total revolver availability of $397.4 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus the applicable credit adjustment spread plus 3.50% or base rate plus 2.50%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the nine months ended September 30, 2023 was 8.54% and $59.5 million, respectively. The highest balance during that same period was $120.0 million.

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
As of September 30, 2023, we were either in compliance in all material respects with the covenants or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at September 30, 2023 were as follows:

October 2023 through September 2024	$64,033
October 2024 through September 2025	12,515
October 2025 through September 2026	1,751,209
October 2026 through September 2027	64,877
October 2027 through September 2028	165
Thereafter	3,048
Total future maturities of long-term debt	$1,895,847
7. Leases
Sale-Leaseback Transactions
During the nine months ended September 30, 2023, we entered into and consummated sale-leaseback transactions with unrelated third parties. Under these transactions, we sold three properties with a combined net book value of $141.1 million for $124.0 million, which was reduced by transaction costs of $0.7 million, for net cash proceeds of $123.3 million. The estimated fair value of the property sold was $128.4 million. Accordingly, the aggregate sales price associated with these arrangements was increased by $4.4 million, which resulted in the recognition of a loss of $13.4 million on these transactions. This loss is included in Other operating expense (income) in our condensed consolidated statement of operations. Of the $4.4 million aggregate net sales price increase recognized in connection with these transactions, $5.9 million was associated with a property sale in which the sales price was less than the fair value of the properties sold, which was recognized as an increase in the aggregate sales price associated with this property and an increase in the related operating lease right-of-use asset, and $1.5 million was associated with a property sale in which the sales price was greater than the fair value of the property sold, which was recognized as a reduction in the aggregate sales price associated with this property and as a financing obligation separate from the related operating lease liability. For cash flow purposes, the $1.5 million of proceeds we received from this financing obligation are reported within financing activities on our condensed consolidated statement of cash flows.
Right-of-use assets and lease liabilities recognized in connection with these sale-leaseback transactions were $74.0 million and $67.3 million, respectively.
8. Stockholders’ Equity
Share-Based Compensation Expense
For the three and nine months ended September 30, 2023, total share-based compensation expense was $14.9 million and $37.0 million, respectively. Of this amount, $8.9 million and $22.8 million, respectively, was associated with equity-classified awards and $6.0 million and $14.2 million, respectively, was associated with liability-classified awards. For the three and nine months ended September 30, 2022, total share-based compensation expense was $5.8 million and $33.2 million, respectively, all of which was associated with equity-classified awards.
The liability-classified awards granted during the nine months ended September 30, 2023 were performance-based and relate to our short-term incentive compensation program. In the event specified performance metrics are met, these awards will be settled through the issuance of fully-vested shares of the Company’s common stock at such time of determination in

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
2024. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified awards. Accordingly, the offset to the $14.2 million of share-based compensation expense we have recognized in connection with these awards during the nine months ended September 30, 2023 is included in Accrued expenses and other current liabilities on our September 30, 2023 condensed consolidated balance sheet.
9. Income (Loss) Per Share
For the three and nine months ended September 30, 2023, our potentially dilutive securities included stock options, restricted stock units and shares to be issued under our ESPP. For the three and nine months ended September 30, 2022, our potentially dilutive securities included stock options and restricted stock units. Due to the net loss that we recognized during the nine months ended September 30, 2022, the potentially dilutive shares of common stock associated with these equity-based securities were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the nine months ended September 30, 2022.
The following table sets forth the calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$7,915	$24,732	$52,379	$(15,519)

Weighted-average common shares outstanding – basic	196,146	193,918	195,404	193,364
Dilutive effect of stock-based compensation awards	8,152	4,463	8,550	—
Weighted-average common shares outstanding – diluted	204,298	198,381	203,954	193,364

Income (loss) per common share – basic	$0.04	$0.13	$0.27	$(0.08)
Income (loss) per common share – diluted	$0.04	$0.12	$0.26	$(0.08)
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	6,533	6,060	6,272	25,139
Restricted stock units	872	2,658	872	2,786
Potential common shares excluded from the weighted average share calculations	7,405	8,718	7,144	27,925

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
11. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from September 30, 2023 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no such events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this discussion and analysis are forward-looking statements within the meaning of federal securities regulations. Forward-looking statements in this discussion and analysis include, but are not limited to, our plans, strategies and prospects, both business and financial, including our financial outlook, possible or assumed future actions, opportunities for growth and margin expansion, improvements to our balance sheet and leverage, capital expenditures, consumer demand, industry and economic trends, business strategies, events or results of operations. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs and assumptions regarding future events. All forward-looking statements are, by nature, subject to risks, uncertainties and other factors. This discussion and analysis does not purport to identify factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements. You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature. Statements preceded by, followed by or that otherwise include the words “believes,” “assumes,” “expects,” “anticipates,” “intends,” “continues,” “projects,” “predicts,” “estimates,” “plans,” “potential,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “foreseeable,” “may,” and “could” as well as the negative version of these words or similar terms and phrases are generally forward-looking in nature and not historical facts. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
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

Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of approximately 1.5 million individual members, who together comprise more than 830,000 memberships, as of September 30, 2023. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes 170 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs, which are located in both affluent suburban and urban locations, total approximately 17 million square feet in the aggregate. We offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 37,000 Life Time team members, including over 9,700 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership and the visits to our athletic country clubs. Our average revenue per center membership and the visits to our clubs for the nine months ended September 30, 2023 were $2,095 and 78 million, respectively, as compared to $1,885 and 65 million, respectively, for the nine months ended September 30, 2022. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our total Center revenue increased to $1,608.3 million for the nine months ended September 30, 2023 as compared to $1,307.5 million for the nine months ended September 30, 2022. We believe it will continue to grow as our new centers ramp to expected performance, we open new centers in desirable locations across the country and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of September 30, 2023, we had 27 centers open for less than three years. We are also expanding the number of our centers using an asset-light model that targets increasingly affluent markets with higher income members, higher average annual revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, we believe our average revenue per center membership will naturally increase. We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner with plans for 22 to 24 new centers over 2023 and 2024. While we have shifted our new center growth strategy to pursue more asset-light opportunities that include leases with tenant improvement allowances and existing center takeovers with lower capital required, as of September 30, 2023, we had eight new centers under construction, with $285 million of growth capital expenditures already invested into these new centers that have yet to open. We believe the combined dynamic of our ramping new centers and the future growth that we have not yet realized from the quicker turnaround center takeovers plus the capital expenditures already invested in our centers under construction creates a strong tailwind for the continued growth of our total Center revenue.
Coming out of the COVID-19 pandemic, we believe that we have built a healthier and stronger business model. Our initial focus on center recovery has produced strong results in member engagement and increasing memberships, visits and Center revenue. We have also been able to expand margins by significantly improving the efficiency of our club operations and corporate office. We also expect to benefit from the greater flow through of our increased revenue and from new members joining at higher membership dues rates.
We have also implemented several strategic initiatives that are driving revenue, engagement and memberships as we continue to elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. Additionally, our enhanced digital platform is delivering a true omni-channel experience for our members, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities, including our integrated digital app, in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place.

We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations offer luxury wellness-oriented residences, also in close proximity to one of our athletic country clubs. As of September 30, 2023, we had 13 Life Time Work and three Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development that were not previously available to us. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members.
Macroeconomy
We continue to monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. More than two years of elevated inflation has impacted our expenses and capital expenditures in several areas, including wages, construction costs and other operating expenses, and thus pressured our margin performance. Despite this headwind that has shown signs of easing, we have experienced growth in our revenue and margins as discussed above. The rising interest rate environment has also increased the cost of our Term Loan Facility and Revolving Credit Facility and may result in increased cap rates and delays on future sale-leaseback transactions. We continue to explore sale-leaseback transactions but are being selective on whether to execute any additional sale-leasebacks in the current macroeconomic environment given our ability to add new centers through asset-light opportunities and our improved cash flow. We will continue to monitor the macroeconomic environment, but we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
Non-GAAP Financial Measures
This discussion and analysis includes certain financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”), including Adjusted net income (loss), Adjusted net income (loss) per common share, Adjusted EBITDA and ratios related thereto. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of the Company’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated. We use Adjusted net income (loss) and Adjusted EBITDA as important performance metrics for the Company.
Adjusted Net Income (Loss)
We define Adjusted net income (loss) as net income (loss) excluding the impact of share-based compensation expense, (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19, less the tax effect of these adjustments.
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
Management uses Adjusted net income (loss) and Adjusted EBITDA to evaluate the Company’s performance. We believe that Adjusted net income (loss) and Adjusted EBITDA are important metrics for management, investors and analysts as they remove the impact of items that we do not believe are indicative of our core operating performance and allows for consistent comparison of our operating results over time and relative to our peers. We use Adjusted net income (loss) and Adjusted EBITDA to supplement GAAP measures of performance in evaluating the effectiveness of our business strategies and to establish annual budgets and forecasts. We also use Adjusted EBITDA or variations thereof to establish short-term incentive compensation for management.

Adjusted net income (loss) and Adjusted EBITDA should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP. These are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted net income (loss) and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results as reported under GAAP. Furthermore, we compensate for the limitations described above by relying primarily on our GAAP results and using Adjusted net income (loss) and Adjusted EBITDA only for supplemental purposes. See our condensed consolidated financial statements included elsewhere in this report for our GAAP results.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and nine months ended September 30, 2023 and 2022. The following information has been presented consistently for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	784,331	728,729	784,331	728,729
Digital On-hold memberships	45,708	47,273	45,708	47,273
Total memberships	830,039	776,002	830,039	776,002

Revenue Data
Membership dues and enrollment fees	71.8%	69.9%	71.7%	70.1%
In-center revenue	28.2%	30.1%	28.3%	29.9%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$407,903	$335,717	$1,152,506	$916,895
In-center revenue	160,499	144,278	455,773	390,603
Total Center revenue	$568,402	$479,995	$1,608,279	$1,307,498

Average Center revenue per center membership (1)	$722	$660	$2,095	$1,885
Comparable center revenue (2)	11.4%	25.6%	16.6%	35.7%

Center Data
Net new center openings (3)	6	3	9	5
Total centers (end of period) (3)	170	156	170	156
Total center square footage (end of period) (4)	16,700,000	15,600,000	16,700,000	15,600,000

GAAP and Non-GAAP Financial Measures
Net income (loss)	$7,915	$24,732	$52,379	$(15,519)
Net income (loss) margin (5)	1.4%	5.0%	3.2%	(1.1)%
Adjusted net income (loss) (6)	$26,684	$(11,535)	$91,139	$(66,832)
Adjusted net income (loss) margin (6)	4.6%	(2.3)%	5.5%	(5.0)%
Adjusted EBITDA (7)	$142,981	$70,975	$399,123	$174,697
Adjusted EBITDA margin (7)	24.4%	14.3%	24.1%	12.9%
Center operations expense	$319,401	$295,253	$896,113	$814,383
Pre-opening expenses (8)	$1,477	$5,350	$6,146	$9,296
Rent	$69,225	$63,213	$203,196	$179,166
Non-cash rent expense (open properties) (9)	$8,409	$6,762	$25,662	$14,850
Non-cash rent expense (properties under development) (9)	$861	$4,907	$1,238	$12,454
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

(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the third quarter of 2023, we opened six centers. During the nine months ended September 30, 2023, we opened 10 centers and closed one center.
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
(6)    We present Adjusted net income (loss) as a supplemental measure of our performance. We define Adjusted net income (loss) as net income (loss) excluding the impact of share-based compensation expense, (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19, less the tax effect of these adjustments.
Adjusted net income (loss) margin is calculated as Adjusted net income (loss) divided by total revenue.
The following table provides a reconciliation of net income (loss) and income (loss) per common share, the most directly comparable GAAP measures, to Adjusted net income (loss) and Adjusted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss)	$7,915	$24,732	$52,379	$(15,519)
Share-based compensation expense (a)	14,858	5,803	37,029	33,214
COVID-19 related expenses (b)	93	354	339	937
Loss (gain) on sale-leaseback transactions (c)	12,672	(48,583)	13,431	(98,167)
Capital transaction costs (d)	—	—	—	255
Asset impairments (e)	5,340	—	6,620	—
Other (f)	(405)	1,172	(5,191)	1,021
Taxes (g)	(13,789)	4,987	(13,468)	11,427
Adjusted net income (loss)	$26,684	$(11,535)	$91,139	$(66,832)

Income (loss) per common share:
Basic	$0.04	$0.13	$0.27	$(0.08)
Diluted	$0.04	$0.12	$0.26	$(0.08)
Adjusted income (loss) per common share:
Basic	$0.14	$(0.06)	$0.47	$(0.35)
Diluted	$0.13	$(0.06)	$0.45	$(0.35)
Weighted-average common shares outstanding:
Basic	196,146	193,918	195,404	193,364
Diluted	204,298	198,381	203,954	193,364
(a)    Share-based compensation expense recognized during the three and nine months ended September 30, 2023 was associated with stock options, restricted stock units, our employee stock purchase plan (“ESPP”) that launched on December 1, 2022, and liability classified awards related to our short-term incentive plan in 2023. Share-based compensation expense recognized during the three and nine months ended September 30, 2022 was associated with stock options, restricted stock and restricted stock units. The majority of this expense in 2022 was associated with awards that were fully vested and became exercisable on April 4, 2022 in connection with the expiration of the lock-up period following our IPO.
(b)    Represents the incremental expenses we recognized related to the COVID-19 pandemic. We adjust for these expenses as they do not represent expenses associated with our normal ongoing operations. We believe that adjusting for these expenses provides a more accurate and consistent representation of our actual operating performance from period to period. For the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, COVID-19 related expenses primarily consisted of legal-related costs in pursuit of our claim against Zurich. For the nine months ended September 30, 2023, COVID-19 related expenses primarily consisted of legal-related costs in pursuit of our claim against Zurich, partially offset by a subsidy for our Canadian operations. For more information regarding this claim, see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements in this report.
(c)    We adjust for the impact of losses and gains on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the loss on sale-leaseback transactions that we recognized during the nine months ended September 30, 2023, see “Sale-Leaseback Transactions” within Note 7, Leases, to our condensed consolidated financial statements in this report.

(d)    Represents costs related to capital transactions, including debt and equity offerings that are non-recurring in nature, but excluding direct costs related to the IPO, which were netted against the proceeds of the IPO.
(e)    Represents non-cash asset impairments of our long-lived assets.
(f)    Includes benefits and costs associated with transactions that are unusual and non-recurring in nature.
(g)    Represents the estimated tax effect of the total adjustments made to arrive at Adjusted net income (loss) using the effective income tax rates for the respective periods.
(7)    We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization, excluding the impact of share-based compensation expense, loss (gain) on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Net income (loss)	$7,915	$24,732	$52,379	$(15,519)
Interest expense, net of interest income	33,075	27,696	96,249	84,732
Provision for (benefit from) income taxes	5,815	3,401	18,200	(3,456)
Depreciation and amortization	63,618	56,400	180,067	171,680
Share-based compensation expense (a)	14,858	5,803	37,029	33,214
COVID-19 related expenses (a)	93	354	339	937
Loss (gain) on sale-leaseback transactions (a)	12,672	(48,583)	13,431	(98,167)
Capital transaction costs (a)	—	—	—	255
Asset impairments (a)	5,340	—	6,620	—
Other (a)	(405)	1,172	(5,191)	1,021
Adjusted EBITDA	$142,981	$70,975	$399,123	$174,697
(a)     See the corresponding footnotes to the table in note 6 immediately above.
(8)    Represents non-capital expenditures associated with opening new centers that are incurred prior to the commencement of a new center opening. The number of centers under construction or development, the types of centers and our costs associated with any particular center opening can vary significantly from period to period.
(9)    Reflects the non-cash portion of our annual GAAP operating lease expense that is greater or less than the cash operating lease payments. Non-cash rent expense for our open properties represents non-cash expense associated with properties that were operating at the end of each period presented. Non-cash rent expense for our properties under development represents non-cash expense associated with properties that are still under development at the end of each period presented.
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
We have experienced a slightly faster recovery in our membership dues revenue compared to our in-center revenue. We expect membership dues revenue to remain a higher percentage of our total revenue for at least the near term.
Leverage
We are focused on improving the ratio of our net debt to Adjusted EBITDA, or our leverage ratio. We define net debt as the current and long-term portion of our debt, excluding unamortized debt discounts and issuance costs and fair value adjustments, less cash and cash equivalents. Our leverage ratio was elevated due in part to the adverse impacts of COVID-19, which required us to incur additional debt and significantly reduced our Adjusted EBITDA. We have significantly improved our leverage ratio in the first nine months of 2023 and believe that we can continue to improve our leverage ratio as our profitability improves and we continue to strengthen our balance sheet.
Investment in Business
We have continued to invest in our business to elevate and broaden our member experiences and drive additional revenue per center membership, including improving our in-center services and products, such as pickleball, Dynamic Personal Training, Dynamic Stretch, small group training and our ARORA community, introducing new types of memberships, providing concierge-type member services and expanding our omni-channel offerings. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we achieve additional revenue per center membership. While we remain focused on providing exceptional experiences to our members and growing our revenue, we are also focused on center and overhead support efficiencies given our recovery of membership dues and a significant portion of our center memberships.
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 66% of our centers are now leased, including approximately 89% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic Trends
We have been monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. See “—Overview—Macroeconomy” for additional information.
Share-Based Compensation
During the nine months ended September 30, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP that launched on December 1, 2022 and liability classified awards related to our short-term incentive plan in 2023, totaling approximately $37.0 million. During the nine months ended September 30, 2022, we recognized share-based compensation expense associated with stock options, restricted stock and restricted stock units totaling approximately $33.2 million. The majority of this expense in 2022 was associated with awards that were fully vested and became exercisable on April 4, 2022 in connection with the expiration of the lock-up period following our IPO.
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
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
			As a Percentage of Total Revenue
	2023	2022	2023	2022
Revenue:
Center revenue	$568,402	$479,995	97.1%	96.7%
Other revenue	16,775	16,386	2.9%	3.3%
Total revenue	585,177	496,381	100.0%	100.0%
Operating expenses:
Center operations	319,401	295,253	54.6%	59.5%
Rent	69,225	63,213	11.8%	12.7%
General, administrative and marketing	51,668	57,139	8.8%	11.5%
Depreciation and amortization	63,618	56,400	10.9%	11.4%
Other operating expense (income)	34,516	(31,358)	5.9%	(6.3)%
Total operating expenses	538,428	440,647	92.0%	88.8%
Income from operations	46,749	55,734	8.0%	11.2%
Other (expense) income:
Interest expense, net of interest income	(33,075)	(27,696)	(5.7)%	(5.5)%
Equity in earnings of affiliate	56	95	—%	—%
Total other expense	(33,019)	(27,601)	(5.7)%	(5.5)%
Income before income taxes	13,730	28,133	2.3%	5.7%
Provision for income taxes	5,815	3,401	1.0%	0.7%
Net income	$7,915	$24,732	1.3%	5.0%
Total revenue. The $88.8 million increase in Total revenue for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was due to continued strong growth in membership dues and in-center revenue, including continuing to realize the benefits of pricing actions already completed, membership growth in our new and ramping centers and higher member utilization of our in-center offerings.

With respect to the $88.4 million increase in Center revenue for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022:
•81.7% was from membership dues and enrollment fees, which increased $72.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase reflects the improvement in our Center memberships, which increased to 784,331 as of September 30, 2023 from 728,729 as of September 30, 2022, as well as higher average monthly dues per Center membership during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022; and
•18.3% was from in-center revenue, which increased $16.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
The $0.4 million increase in Other revenue for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by the improved performance of our Life Time Work and Life Time Living locations.
Center operations expenses. The $24.1 million increase in Center operations expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to increased operating costs related to our new and ramping centers as well as growth in memberships and in-center business revenue.
Rent expense. The $6.0 million increase in Rent expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year as well as our taking possession of two properties during the current year for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. General, administrative and marketing expenses decreased $5.5 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to reduced center support overhead, advertising and marketing and cash incentive compensation expenses, partially offset by higher share-based compensation expense.
Depreciation and amortization. Depreciation and amortization increased $7.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to new center openings.
Other operating expense (income). Other operating expense for the three months ended September 30, 2023 was $34.5 million as compared to Other operating income of $31.4 million for the three months ended September 30, 2022. The $65.9 million change was primarily attributable to the recognition of a $13.2 million loss on a sale-leaseback transaction during the three months ended September 30, 2023 as compared to the recognition of a $47.9 million gain on sale-leaseback transactions during the three months ended September 30, 2022, and a $5.6 million loss associated with the sale of an outparcel of land during the three months ended September 30, 2023, of which $5.3 million was recognized as an impairment charge.
Interest expense, net of interest income. The $5.4 million increase in Interest expense, net of interest income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was driven by a higher average level of outstanding borrowings and higher interest rates during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Provision for income taxes. The provision for income taxes was $5.8 million for the three months ended September 30, 2023 as compared to $3.4 million for the three months ended September 30, 2022. The effective tax rate was 42.4% and 12.1% for those same periods, respectively. The increase in provision for income taxes for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by a change in the valuation allowance associated with certain of our deferred tax assets and the tax deficiencies associated with share-based payment awards, partially offset by a decrease in earnings before income taxes and research tax credits. The effective tax rate applied to our pre-tax income for the three months ended September 30, 2023 is higher than our statutory rate of 21.0% and reflects the tax deficiencies associated with share-based payment awards and state income tax provisions, partially offset by a decrease in the valuation allowance associated with certain of our deferred tax assets and research tax credits.
Net income. As a result of the factors described above, net income was $7.9 million for the three months ended September 30, 2023 as compared to $24.7 million for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
			As a Percentage of Total Revenue
	2023	2022	2023	2022
Revenue:
Center revenue	$1,608,279	$1,307,498	97.0%	96.9%
Other revenue	49,480	42,404	3.0%	3.1%
Total revenue	1,657,759	1,349,902	100.0%	100.0%
Operating expenses:
Center operations	896,113	814,383	54.1%	60.3%
Rent	203,196	179,166	12.3%	13.3%
General, administrative and marketing	147,005	175,650	8.9%	13.0%
Depreciation and amortization	180,067	171,680	10.8%	12.7%
Other operating expense (income)	64,837	(56,605)	3.9%	(4.2)%
Total operating expenses	1,491,218	1,284,274	90.0%	95.1%
Income from operations	166,541	65,628	10.0%	4.9%
Other (expense) income:
Interest expense, net of interest income	(96,249)	(84,732)	(5.8)%	(6.3)%
Equity in earnings of affiliate	287	129	—%	—%
Total other expense	(95,962)	(84,603)	(5.8)%	(6.3)%
Income (loss) before income taxes	70,579	(18,975)	4.2%	(1.4)%
Provision for (benefit from) income taxes	18,200	(3,456)	1.1%	(0.3)%
Net income (loss)	$52,379	$(15,519)	3.1%	(1.1)%
Total revenue. The $307.9 million increase in Total revenue for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due to continued strong growth in membership dues and in-center revenue, including continuing to realize the benefits of pricing actions already completed, membership growth in our new and ramping centers, the continued re-ramp of our centers and higher member utilization of our in-center offerings.
With respect to the $300.8 million increase in Center revenue for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:
•78.3% was from membership dues and enrollment fees, which increased $235.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase reflects the improvement in our Center memberships, which increased to 784,331 as of September 30, 2023 from 728,729 as of September 30, 2022, as well as higher average monthly dues per Center membership during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022; and
•21.7% was from in-center revenue, which increased $65.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
The $7.1 million increase in Other revenue for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by the improved performance of our Life Time Work and Life Time Living locations.
Center operations expenses. The $81.7 million increase in Center operations expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to increased operating costs related to our new and ramping centers as well as growth in memberships and in-center business revenue.
Rent expense. The $24.0 million increase in Rent expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year as well as our taking possession of three properties since May 31, 2022 for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. General, administrative and marketing expenses decreased $28.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to lower cash incentive compensation expense and reduced center support overhead and advertising and marketing expenses.
Depreciation and amortization. Depreciation and amortization increased $8.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to new center openings.
Other operating expense (income). Other operating expense for the nine months ended September 30, 2023 was $64.8 million as compared to Other operating income of $56.6 million for the nine months ended September 30, 2022. The $121.4 million change was primarily attributable to the recognition of a $13.4 million loss on sale-leaseback transactions during the nine months ended September 30, 2023 as compared to the recognition of a $98.0 million gain on sale-leaseback transactions during the nine months ended September 30, 2022, as well as increased costs to support other revenue growth.
Interest expense, net of interest income. The $11.5 million increase in Interest expense, net of interest income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was driven by a higher average level of outstanding borrowings and higher interest rates during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Provision for (benefit from) income taxes. The provision for income taxes was $18.2 million for the nine months ended September 30, 2023 as compared to a $3.5 million benefit from income taxes for the nine months ended September 30, 2022. The effective tax rate was 25.8% and 18.2% for those same periods, respectively. The increase in provision for income taxes for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by the increase in earnings before income taxes and the tax deficiencies associated with share-based payment awards, offset by a change in the valuation allowance associated with certain of our deferred tax assets and research tax credits. The effective tax rate applied to our pre-tax income for the nine months ended September 30, 2023 is slightly higher than our statutory rate of 21% and reflects an increase due to deductibility limitations associated with executive compensation, the tax deficiencies associated with share-based payment awards and state income tax provisions, largely offset by a change in the valuation allowance associated with certain of our deferred tax assets and research tax credits.
Net income (loss). As a result of the factors described above, net income was $52.4 million for the nine months ended September 30, 2023 as compared to a net loss of $15.5 million for the nine months ended September 30, 2022.
Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the acquisition and development of new centers, lease requirements and debt service, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated fitness equipment and member experiences. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility, construction reimbursements and through sale-leaseback transactions.
Our top priorities remain improving our balance sheet, reducing leverage and having positive cash flow from operations after all capital expenditures. Our cash flow from operations continues to improve and we have taken significant actions to improve our liquidity. In May 2023, we refinanced our $273.6 million Term Loan Facility that had a maturity date in December 2024 to our $310.0 million Term Loan Facility that has a maturity date of January 15, 2026. For more information regarding the debt refinancing transaction, see Note 6, Debt, to our condensed consolidated financial statements included in this report. In addition, during the nine months ended September 30, 2023, we completed sale-leaseback transactions associated with three properties. During 2022, we completed sale-leaseback transactions associated with nine properties and also rewired our Company to improve the efficiency of our club operations and corporate office. We continue to explore potential sale-leaseback opportunities for a number of our properties, but we are being selective on whether to execute any additional sale-leasebacks in the current macroeconomic environment given our ability to add new centers through asset-light opportunities and our improving cash flows from operations. For more information regarding the sale-leaseback transactions that were consummated during the nine months ended September 30, 2023, see Note 7, Leases, to our condensed consolidated financial statements included in this report. Additionally, we benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and control the cost and pace of capital expenditures, including in determining when to begin or delay construction on a new athletic country club. We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business.

As the opportunity arises or as our business needs require, we may seek to raise capital through additional debt or equity financing. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. Volatility in these markets, particularly in light of the rising interest rate environment, may increase costs associated with issuing debt instruments or affect our ability to access those markets, which could have an adverse impact on our ability to raise additional capital, to refinance existing debt and/or to react to changing economic and business conditions. In addition, it is possible that our ability to access the credit and capital markets could be limited at a time when we would like or need to do so.
As of September 30, 2023, there were $45.0 million of outstanding borrowings under our Revolving Credit Facility and there were $32.6 million of outstanding letters of credit, resulting in total availability under our Revolving Credit Facility of $397.4 million. Total cash and cash equivalents, exclusive of restricted cash, at September 30, 2023 was $9.2 million, resulting in total cash and availability under our Revolving Credit Facility of $406.6 million.
The following table sets forth our condensed consolidated statements of cash flows data (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by operating activities	$330,946	$125,320
Net cash used in investing activities	(403,549)	(37,480)
Net cash provided by (used in) financing activities	72,505	(11,708)
Effect of exchange rates on cash and cash equivalents	30	(700)
(Decrease) increase in cash and cash equivalents	$(68)	$75,432
Operating Activities
The $205.6 million increase in cash provided by operating activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily the result of higher profitability.
Investing Activities
Investing activities consist primarily of the acquisition and development of new centers, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated fitness equipment. We finance the purchase of our property, centers and equipment through operating cash flows, proceeds from sale-leaseback transactions, construction reimbursements and draws on our Revolving Credit Facility.
The $366.1 million increase in net cash used in investing activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by a higher level of new center construction activity and a lower amount of proceeds that we received from sale-leaseback transactions during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Financing Activities
The $84.2 million increase in cash provided by financing activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by net incremental proceeds we received from borrowings under our Term Loan Facility, Revolving Credit Facility and Construction Loan and proceeds from stock option exercises during the nine months ended September 30, 2023.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At September 30, 2023, we held no investments in marketable securities.
In connection with the refinancing of our Term Loan Facility in May 2023, we converted the facilities under the Amended Credit Agreement from LIBOR to Term Secured Overnight Financing Rate (“SOFR”). We incur interest at variable rates under our Revolving Credit Facility. At September 30, 2023, there were $45.0 million of outstanding borrowings under the Revolving Credit Facility and $32.6 million of outstanding letters of credit, resulting in total revolver availability of $397.4 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus 3.50% or base rate plus 2.50%. Our Term Loan Facility is also subject to variable rates of SOFR plus the applicable credit adjustment spread plus 4.75% or base rate plus 3.75% and had an outstanding balance of $310.0 million at September 30, 2023.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(c)    On August 14, 2023, Jeffrey Zwiefel, the Company’s President and Chief Operating Officer, adopted a Rule 10b5-1 trading plan (the “Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Trading Plan provides for the exercise of vested stock options to acquire up to a maximum of 250,000 shares and the associated sale of such shares. The Trading Plan will terminate on March 29, 2024 unless sooner terminated pursuant to its terms.
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

Life Time Group Holdings, Inc.

Date: October 31, 2023	By:	/s/ Robert Houghton
Robert Houghton
Executive Vice President & Chief Financial Officer