Form 10-K
period 2023-12-31
Life Time Group Holdings, Inc.
filed 2024-02-28
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $722.0 million (based upon the closing sale price of the common stock on that date on the NYSE).
As of February 26, 2024, the registrant had 196,705,443 shares of common stock outstanding, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2024, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our plans, strategies and prospects, both business and financial, including our financial outlook and cash flow, possible or assumed future actions, opportunities for growth and margin expansion, improvements to our balance sheet and leverage, capital expenditures, consumer demand, industry and economic trends, business strategies, events or results of operations. These forward-looking statements are included throughout this Annual Report, including in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements may be preceded by, followed by or otherwise include the words “believes,” “assumes,” “expects,” “anticipates,” “intends,” “continues,” “projects,” “predicts,” “estimates,” “plans,” “potential,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “foreseeable,” “may,” and “could” as well as the negative version of these words or similar terms and phrases. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
The forward-looking statements contained in this Annual Report are based on management’s current beliefs and assumptions and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including risks relating to our business operations and competitive and economic environment, risks relating to our brand, risks relating to the growth of our business, risks relating to our technological operations, risks relating to our capital structure and lease obligations, risks relating to our human capital, risks relating to legal compliance and risk management and risks relating to ownership of our common stock and as detailed under the section entitled “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, or SEC, and are accessible on the SEC’s website at www.sec.gov. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed, and actual results may vary materially.
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

PART I
Item 1. BUSINESS
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” “us,” or the “Company”) is a holding company incorporated in the state of Delaware. Life Time Group Holdings, Inc. completed its initial public offering (“IPO”) in October 2021 and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “LTH.” For more information on the IPO, see Note 1, Nature of Business and Basis of Presentation—Initial Public Offering, to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
Who We Are
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of nearly 1.5 million individual members, who together comprise nearly 815,000 memberships, as of December 31, 2023. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We believe that consumers equate our brand with the uncompromising quality, luxury and “Healthy Way of Life” experiences that Life Time offers. We have built this reputation and robust brand equity through our continuous focus on delivering high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 170 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our brand loyalty and track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs total approximately 17 million square feet in the aggregate. Our centers are located in affluent suburban and urban locations and include ground-up suburban builds, mall or retail locations, vertical residential and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 37,000 Life Time team members, including over 9,800 certified fitness professionals, ranging from personal trainers to studio performers.
Our footprint of athletic country clubs as of December 31, 2023:

1
1
7
2
1
7
6
1
2
2
29
22
1
2
1
13
7
2
6
3
11
3
6
1
6
4
6
4
2
1
7
4

Coming out of the COVID-19 pandemic, we believe that we have built an even healthier and stronger business. Our initial focus on center recovery produced strong results in member engagement and increasing memberships, visits and Center revenue. We were then able to focus on expanding margins by optimizing our average revenue per center membership and significantly improving the efficiency of our club operations and corporate office. We have also benefited from the greater flow through of our increased revenue and from new members joining at higher membership dues rates. In 2023, we achieved a 3.4% net income margin and a 24.2% Adjusted EBITDA margin, both of which exceeded the 1.6% net income margin and 23.0% Adjusted EBITDA margin in 2019 before the pandemic.
Our Membership Offering
We define a membership in two ways: Center memberships and Digital On-hold memberships. As of December 31, 2023, we had 814,936 total memberships, comprised of 763,216 Center memberships and 51,720 Digital On-hold memberships.
Center Memberships. A center membership provides general access to one or more of our centers. We offer a variety of convenient month-to-month Center memberships with no long-term contracts. Each Center membership is defined as one or more adults, plus any children under the age of 14.
•Base Memberships. We offer base memberships that provide general access (with some amenities excluded) to a selected home center and all centers with the same or lower base monthly dues rate. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, market presence, demographic nature, population density, competition, initial investment in the center and available services and amenities.
◦Our standard multi-center access memberships include general access to our centers, including the locker rooms (with locker and towel service), fitness floor, child center and other benefits such as the Life Time app.
◦In 2021, we launched our signature membership. Signature multi-center access memberships provide the benefits of a standard membership along with certain products, services or spaces that would otherwise be accessible only upon payment of additional dues or fees, such as small group training and court time for certain racquet sports at certain centers. As a result, some revenue that was historically reported as in-center revenue is now reported as membership dues revenue. Certain of our centers are accessible only with a signature membership.
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
•Other Memberships and Products. We offer several other recurring memberships and access-related products at select centers, including a pool pass that provides access to the outdoor pool area at select centers. We also offer base memberships that can be purchased at a reduced rate in partnership with certain medical insurance providers. We refer to these memberships as qualified memberships and recognize the membership dues and related revenue if the member visits a center within a given month. Beginning in 2024, qualified memberships associated with a Medicare insurance plan have access to centers during limited hours, which helps to optimize center usage by shifting their visits to non-peak hours.
Digital On-hold Memberships. We offer Digital On-hold memberships for members who do not currently wish to access our centers, but still want to maintain certain member benefits, including our Life Time Digital membership and the right to convert back to a Center membership without paying an enrollment fee. The majority of our Digital On-hold memberships cost $15 per month.
We also have Life Time Digital memberships for direct-to-consumer memberships that do not provide access to our centers and do not convert back to a Center membership. Life Time Digital features include live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support, and curated award-winning health, fitness and wellness content. Currently, our digital membership is included with both our Center and Digital On-hold memberships at no additional charge or it can be purchased separately as a digital-only membership. We currently report our Digital memberships within our Digital On-hold membership totals.

As we continue to invest in our technology, including the Life Time app and artificial intelligence, we believe our members will be able to further utilize and benefit from our “Healthy Way of Life” ecosystem.
Our Recurring Revenue Model
Membership dues create a recurring and relatively predictable revenue stream that has proven to be resilient for over 30 years and across economic cycles. Membership dues and enrollment fees provide our largest source of revenue, representing over 70% of our total Center revenue. We believe this recurring revenue stream, the strength of our brand and the effective execution of our operating strategy have driven our long-term track record of growth. Except in 2020 due to the impact of COVID-19, we have grown our revenue each year since 2000 and we had our highest ever amount of revenue in 2023, as shown below.
Revenue ($ in millions)
Our Engaged Members
The power of our lifestyle brand, attractive member demographics, breadth of amenities and services and high utilization of our centers allow us to build deeply meaningful connections with our members, which are difficult for others in our industry to replicate fully. Additionally, we support our existing and prospective members through a concierge service model that keeps our members’ interests first. Our shift from a sales-driven culture to delivering a concierge-type experience to our members is enhancing how we interact with prospective and existing members.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits per membership to our athletic country clubs. Our average revenue per center membership increased to $2,810 in 2023 compared to $2,528 and $2,098 in 2022 and 2021, respectively. We had 135 average visits per membership to our centers in 2023 compared to 124 and 113 in 2022 and 2021, respectively. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our member engagement is driven by the vast array of amenities, services and activities that enable an entire family to grow and develop, regardless of where they are in their health and wellness journey. We have something for every generation, from young children attending our swim lessons, parent-child dances, pool parties and Kids Academy classes, teenagers engaged in our sports and agility training, adults engaged in our Dynamic Personal Training and small group training and more senior adults engaged in our ARORA community, to members of all ages participating in pickleball, our iconic athletic events and a variety of our other in-center activities. The table below displays this wide assortment:

Amenities	Services	Activities and Events
Indoor and Outdoor Pools
Group Fitness Studios
Cycle Studios
Yoga & Pilates Studios
Indoor and Outdoor Tennis Courts
Pickleball Courts
LifeCafe with Poolside Service
Bar and Lounge
Free Weight and Resistance Equipment
Cardiovascular Equipment
Steam Room and Sauna
Racquetball and Squash Spaces
Locker Rooms
Child Center and Kids Academy
Basketball/Volleyball Courts

Dynamic Personal Training
Dynamic Stretch
Small Group Training
ARORA
MIORA
Weight Loss Coaching
Nutrition Coaching
LifeSpa and Medi-spa
Physical Therapy and Chiropractic
Assessments and Lab Testing
Sport Specific Coaching
Endurance Coaching
Swim Lessons and Team Coaching
Towel and Locker Service

Athletic Leagues and Tournaments
Kids’ Birthday Parties
Summer and Vacation Camps for Kids
Sports Training Camps
Athletic Events
Social Events
Outdoor Group Runs
Outdoor Group Cycle Rides
Swim Meets
Charity Events

During 2023, we also organized approximately 27,800 events and served as a social and community hub for our members.
Our member base is primarily made up of members in affluent suburban and urban locations. We believe our membership base has a discretionary spending level that, on average, is less susceptible to adverse economic conditions. As of December 31, 2023, our members had a median household income of $145,000, 80% owned a home and approximately 58% of our members are part of a couples or family membership, and these members typically engage more fully within our centers. Approximately 59% of our members had at least a college education. Additionally, our gender mix is balanced and approximately 46% of our members are under 35 years of age and approximately 79% are under 55 years of age.
Our Growth Strategies and Member Experience Initiatives
We have built a strong foundation with an engaged membership base in pursuit of a healthy way of living. We continue to build on that foundation by executing several strategies and initiatives to grow our business, further engage our members, optimize our memberships and increase revenue per center membership. We are elevating our member experiences through new and improved in-center service offerings and omni-channel offerings. We are also expanding the number of our centers in an asset-light model that targets higher income members, higher average annual revenue per center membership and higher returns on invested capital.
Expand and Elevate In-Center Service Offerings
We continue to evolve our premium lifestyle brand in ways that elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency.
The following strategic initiatives, which we began to invest more into in 2022, are driving significant increases in unique participants or total sessions in these areas:
•Pickleball. We now have over 500 permanent pickleball courts. Over the last two years, we saw an 841% increase in unique participants in pickleball. We believe pickleball is driving both new memberships and member engagement.
•Dynamic Personal Training. During 2023, we averaged 160,000 dynamic personal training sessions per month, resulting in a 26% increase in total sessions over the last two years. We also launched Dynamic Stretch in the third quarter of 2023. We believe this service can increase our member engagement and drive incremental revenue.
•Small Group Training. During 2023, we averaged 30,000 small group training sessions per month and experienced a 277% increase in unique participants over the last two years. Our small group training includes Alpha, GTX and Ultra Fit.
•ARORA. Our ARORA community is focused on members aged 55 years and older. We averaged over 7,000 classes per month in 2023 and saw a 344% increase in unique participants over the last two years. We believe we have opportunities to further grow our offerings to this community as the U.S. population continues to age.
We believe we also have opportunities to enhance our offerings within our LifeCafe and LifeSpa during 2024. We have also launched a pilot location for our new MIORA service offering, which offers health optimization and longevity services, including comprehensive assessments, proprietary therapies, unique supplements and recovery and rejuvenation tools.

Optimize Revenue per Center Membership
Historically, we focused on a higher membership, lower usage business model. Approximately a decade ago and coming out of the great recession, we began to shift our model by delivering the highest quality member experiences. Coming out of the COVID-19 pandemic, we continued to elevate and expand our member experiences with a focus on our engaged members while optimizing membership levels and increasing membership dues in our centers. We believe that the pricing actions we have taken to better reflect our premier brand and offering has resulted in higher revenue and better member experiences. We expect to continually refine our strategy to strike the right balance between the number of members at any given center with the membership dues for that center.
We have grown our average revenue per center membership to $2,810 in 2023, up from $2,098 in 2021 and $2,528 in 2022. We believe our average revenue per center membership will continue to grow as our new centers ramp to expected performance, we open new centers in desirable locations across the country and we continue to execute on our strategic initiatives discussed above. Our new centers on average have taken three to four years to ramp to expected performance. As of December 31, 2023, we had 27 centers open for less than three years. We believe the combined dynamic of our ramping new centers plus the capital expenditures already invested in our centers under construction creates a strong tailwind for the continued growth of our revenue.
Expand National Footprint in Affluent Metropolitan Statistical Areas
Our diversified portfolio of over 170 resort-like athletic country club destinations are primarily located in affluent markets across 31 states and one Canadian province. Our new center expansion initiatives are focused on strategic locations in increasingly affluent markets with higher income members that will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. We believe we have significant whitespace opportunity for our premium athletic country clubs across the United States and Canada, as well as internationally. Since 2015, we have introduced more strategic and flexible center formats that can be modified to accommodate various settings, including ground-up suburban builds, mall or retail locations, vertical residential and urban locations. The strength of our brand paired with this flexibility has allowed us to expand our footprint on the East and West coasts, and increased our presence in premium urban and coastal areas such as Boston, Chicago, New York City, Florida and California.
We have developed a disciplined and sophisticated process to evaluate markets and specific sites in those markets where we may want to build, lease or acquire new centers. This dynamic process is based upon demographic, psychographic and competitive criteria generated from profiles of our most successful centers, and we continue to refine these criteria based upon the performance of our centers. We believe that the presence of a Life Time center benefits landlords and property developers and the value of the underlying property and surrounding neighborhoods. We seek to leverage this halo effect of our brand, as well as long-term relationships with landlords and property developers, to achieve favorable lease or development agreements and increased construction reimbursements to support our asset-light expansion.
We opened 11, 10 and six new centers in 2023, 2022 and 2021, respectively, and have plans to open nine to 10 new centers in 2024.
Asset-light, Flexible Real Estate Strategy
We are expanding the number of our centers using an asset-light model that targets acquisitions of existing facilities at below market value that we are able to open more quickly, taking over leases with tenant improvement contributions from landlords, adapting existing retail or office space with tenant improvement contributions, and through ground-up suburban builds with sale-leaseback proceeds. This asset-light strategy is expected to help us achieve our objective to be cash flow positive after all capital expenditures starting in the second quarter of 2024 while maintaining a robust pipeline of new centers.
Approximately 66% of our centers are now leased, including approximately 88% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Our focus on an asset-light real estate strategy has enabled us to develop a business model that targets a new center return on invested capital, after sale-leaseback proceeds or construction reimbursements, in the mid-to-upper 30% range, which is more than double historical trends before implementing this strategy. This strategy has also allowed us to grow the number of centers in a more cost-effective manner and to enter attractive urban and coastal markets with premium centers where the price of real estate had historically been a deterrent to entry.
We also benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and a consistent feel across our centers. This internal expertise has also helped us control the cost and pace of capital expenditures, including in determining when to begin construction on a new location after we have purchased the land as we balance the timing of our growth with any inflationary, labor or supply pressures.

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
Expanded Omni-Channel Offerings
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
We continue to invest in our technology, including in the Life Time app and artificial intelligence, which we believe will enable our members to further utilize our “Healthy Way of Life” ecosystem. Our omni-channel experience currently includes live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, we are improving our e-commerce platform that includes the purchase of a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations offer luxury wellness-oriented residences, also in close proximity to one of our athletic country clubs. As of December 31, 2023, we had 14 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development that were not previously available to us. While we are in the early stages of capitalizing on this opportunity, we believe integrating how and where consumers live, work, move and play is a promising opportunity that Life Time is uniquely positioned to capture. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members wherever they are in the United States and Canada.
Impact of COVID-19 on Our Financial Performance
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a National Public Health Emergency and we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19. Throughout this Annual Report, including in this “Business” section and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” when we refer to “COVID-19” or “the pandemic,” such as when we describe the “impact of COVID-19” on our operations, we mean the coronavirus-related orders issued by governmental authorities affecting our operations and/or the presence of coronavirus in our centers, including COVID-19 positive members or team members.
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

Human Capital
Our unwavering commitment to excellence and a “Healthy Way of Life” culture is driven by our passionate team members and strong leadership team that includes Bahram Akradi, our founder, Chairman and Chief Executive Officer. Life Time was founded by Mr. Akradi in 1992 to help people achieve their health, fitness and wellness goals by delivering entertaining, educational and innovative experiences with uncompromising quality and unparalleled service. Since our founding, we have believed that creating and sustaining a trusted community requires a high level of passion and commitment from our team. We therefore recruit, hire and certify those whom we believe are the best professionals in the industry to empower, educate and entertain our members. In addition, to enhance our member experiences and drive consistency in our hospitality and services, we have a strong focus on team member culture, training and certification. We value diversity, equity and inclusion and strive to create a welcoming and inclusive culture. Our focus on engagement among team members attracts and fosters our multi-generational member base.
By building a strong team, Life Time has continued to grow and consistently deliver exceptional experiences and strong financial results. As of December 31, 2023, we employed over 37,000 Life Time team members, including over 28,000 part-time employees and over 9,800 certified fitness professionals, ranging from personal trainers to studio performers. On average, our centers are generally staffed with approximately 200 to 240 full-time and part-time employees depending on center activity levels.
Our team members are at the heart of our Company. We have an entrepreneurial spirit that we believe makes us highly adaptable, reflects an ownership mentality and allows us to navigate shifts in the health, fitness and wellness landscape. Our team members are dedicated to providing the best programs and experiences in the best facilities, and we know this happens by hiring and inspiring the best people. By consistently delivering extraordinary experiences, we have built a highly trusted, premium lifestyle brand that embraces all aspects of healthy living, healthy aging and healthy entertainment. We call this collective approach and lens to physical, mental and social well-being “Healthy Way of Life” (“HWOL”).
To build our HWOL brand, we aim to recruit, train, promote and empower team members through our culture of care and such initiatives as the Life Time Inclusion Council and Life Time University discussed below. Our culture of care encourages our team members to exemplify HWOL in their personal and professional lives. We believe in supporting our team members throughout their journey from casting, onboarding, training, certification, career-path planning and employee resource or affinity groups. We also offer numerous supportive programs, including education, training and surveys.
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
To help create “A Place for Everyone” at Life Time, we created the Life Time Inclusion Council, which is comprised of a small group of core team members, along with a larger group of ambassadors representing each of our club locations and many corporate divisions. Our inclusion council works through committees to identify and incubate areas for enhancing DEI within our organization. Among other initiatives, Life Time has supported mentoring, coaching, engagement forums and inclusive leadership feedback and learning.
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
Compensation and Benefits
We believe that supporting our team members to be successful in their roles enables them to provide extraordinary experiences to our members. We offer a wide range of benefits designed to holistically support our team members in all areas of their lives. In addition to paid time off, paid sick leave, parental leave, adoption assistance, subsidized medical, dental and vision insurance, company paid life insurance, short and long-term disability, and a center membership, we also provide:
•Employee Assistance Program – Offers confidential assistance with personal, legal, work, financial and other life issues on a 24-hours-a-day, 7-days-a-week basis; and
•Life Time Mind (“LT Mind”) – LT Mind is a holistic performance coaching program proprietary to Life Time aimed at helping team members optimize their performance, achieve their goals and enhance their well-being. Offerings for team members include online training and virtual mental resiliency coaching.
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
Competition
We consider the following groups to be the primary participants in the health, fitness and wellness industry:
•health center operators, including, but not limited to, Equinox Holdings, Inc., The Bay Club Company, Invited (formerly ClubCorp), LA Fitness International, LLC and 24 Hour Fitness Worldwide, Inc.;
•the YMCA and similar non-profit organizations or community centers;
•physical fitness and recreational facilities established by local governments, hospitals and businesses;
•local salons, cafes and businesses offering similar ancillary services;
•small fitness clubs and studios and other boutique fitness offerings, including Anytime Fitness, Snap Fitness, Planet Fitness, Orange Theory, Barre3, StretchLab and others;
•racquet, tennis, pickleball and other athletic centers;
•rental unit and condominium amenity centers;
•country clubs;
•digital fitness and health services, including online or other technology-based personal training and fitness and nutrition coaching;
•the home-use fitness equipment industry;

•athletic event operators and related suppliers; and
•providers of wellness and other health and wellness-orientated products and services.
While competition in the industry varies from market to market, it may be impacted by various factors, including the breadth and price of membership offerings and other products and services, the flexibility of membership options, the overall quality of the offering, name or brand recognition and economies of scale. We believe that our brand, our comprehensive product offering and focus on premium services and amenities and our value provide us with a distinct competitive advantage that positions us well in the health, fitness and wellness industry.
Intellectual Property
Our business depends on the quality and reputation of our brand. We file a substantial number of our trademarks and service marks with the United States Patent and Trademark Office, including for Life Time and many of our branded studio classes and service offerings. We consider our brand to be one of our most important assets and certain of our trademarks and service marks to be of material importance to our business and actively defend and enforce such trademarks and service marks. Examples include LIFE TIME®, , EXPERIENCE LIFE®, DPT DYNAMIC PERSONAL TRAINING, ARORA, MIORA, LIFECAFE®, LIFESPA®, LIFE TIME HEALTHY WAY OF LIFE®, LIFE TIME WORK® and LIFE TIME LIVING®. Solely for convenience, our trademarks, service marks or tradenames may appear in this Annual Report without the corresponding ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent, our rights to such trademarks, service marks and tradenames.
Governmental Laws and Regulations
Our operations and business practices are subject to laws and regulations at federal, state, provincial and local levels, including consumer protection laws, health and safety regulations, licensing requirements related to our training, cafe and bistro, spa, aquatics, child care and ancillary health and fitness-related products and services, environmental laws and regulations, including those related to the handling, use, investigation, remediation and storage of hazardous materials, the emission, release and discharge of hazardous materials into the environment, the health and safety of our employees and the disclosure of our environmental initiatives, fair housing laws, accessibility laws, regulations and laws related to the collection, use and security of personal information about our members, guests and other third parties, and wage and hour and other labor and employment laws.
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
Life Time Foundation
We believe in giving back to our communities in ways that empower people to live happy, healthy lives. In 2003, we formed the Life Time Foundation with a focus on inspiring healthier families. In 2010, we further focused on helping children reach their full potential by collaborating with school food leaders to help them serve wholesome, nourishing, minimally processed food in schools across the United States. In 2022, we complemented these efforts with a focus on improving exercise and healthy movement in our nation’s youth. Since 2010, the Life Time Foundation has positively impacted over 6.3 million children across the country in these areas. In 2023, we expanded the mission of the Life Time Foundation to promote a healthy planet including forestation and environmental conservation efforts. The Healthy Planet program supported over 100,000 acres of land conservation in 2023.
Available Information
We file annual, quarterly and special reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at http://www.sec.gov. Those filings are also available to the public free of charge on, or accessible through, our investor relations website at www.ir.lifetime.life under the “Filings” tab. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report.
Item 1A. RISK FACTORS
Risks Relating to Our Business Operations and Competitive Environment
We may be unable to attract and retain members and we may not effectively optimize revenue per center membership, either of which could have a negative effect on our business, results of operations and financial condition.
The success of our business depends on our ability to attract and retain members and to optimize our revenue per center membership. There are numerous factors that could lead to a decline in membership or in-center service levels or that could prevent us from increasing our memberships and optimizing our revenue per center membership, any of which could adversely impact our business, results of operations and financial condition. These factors include our ability to deliver premium member experiences, changing desires and behaviors of consumers and our ability to anticipate and respond to shifts in consumer preferences, introductions of new products, services or technology, changing consumer confidence, changes in discretionary spending trends and general economic conditions, market or center maturity or saturation, direct and indirect competition in our trade areas, as well as social fears such as terror or health threats.
All of our members are able to cancel their membership at any time upon providing advance notice. We must therefore continually engage existing members and attract new members in order to maintain our membership and in-center service levels and earn the membership dues and service fees that we charge our members. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we see the returns on our investments. Additionally, we cannot be certain that these strategies will attract and retain members or deliver higher revenue per center membership.
Our business could be adversely affected by competition in the highly competitive health, fitness and wellness industry.
We compete with numerous industry participants as detailed in “Item 1—Business—Competition” of this Annual Report. Competitors compete with us to attract members in our markets and digitally. Competitors may also attempt to copy all or portions of our business model or services, which could erode our market share and brand recognition or impair our business and results of operations. It is also possible that competitors could introduce new products and services or new ways to provide those products and services that negatively impact consumer preference or willingness to pay for our products and services. Certain competitors may have advantages over us including greater name recognition and/or resources, and non-profit and government organizations may be able to obtain land and construct centers at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Additionally, consolidation in the health, fitness and wellness industry could result in increased competition among participants. This competition may limit our ability to attract and retain members or to optimize our revenue per center membership, each of which could materially and adversely affect our business, results of operations and financial condition.
Our business, results of operations and prospects may be adversely affected by the environments in which we operate, including with respect to the macroeconomy, the political climate, global pandemics or other health crises, severe weather, natural disasters, hostilities, gun violence and social unrest.
The macroeconomic environment in which we operate can adversely impact our business, results of operations and prospects, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. The inflation rate has improved but remains elevated, which impacts our expenses and capital expenditures in several areas, including wages, construction costs and other operating expenses. These inflationary impacts pressure our margin performance and increase our capital expenditures. The rising interest rate environment has also increased the cost of our borrowings. The combined impact of inflation and higher interest rates caused us to temporarily slow down the start of new construction on our ground-up suburban builds as future sale-leaseback transactions were delayed. If our investment in new centers is higher than we had planned, if the capitalization rates on our sale-leaseback transactions are higher than historical levels or if our investment takes longer to execute due to any number of reasons, we may need to outperform our operational plan to achieve our targeted return. Additionally, consumers and businesses may reduce or postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a negative effect on the demand for our services and products.
Global pandemics or other health crises can also adversely impact our business, results of operations, financial condition and prospects. We experienced significant reductions in membership levels, revenue per center membership, center activity and new center growth related to the COVID-19 pandemic, including the responses of governmental authorities to community transmission of COVID-19, which required closure of our centers in March 2020 and the suspension of significant real estate development and construction projects. Our business took time to recover from that pandemic, similar to how our new centers take several years to mature to expected performance, and the recovery varied by center. We cannot be certain that we will not need to close our centers, restrict operations within our centers or suspend or reduce the level of real estate or construction activities again related to another pandemic or health crisis.
Severe weather, natural disasters, shifting climate patterns, hostilities, gun violence, social unrest or terrorist activities (or expectations about them) can adversely affect our members, consumer spending and confidence levels, supply availability and costs, as well as the local operations in impacted markets, all of which could have an adverse effect on our results of operations and financial condition. We may also be forced to temporarily close centers due to any number of unforeseen circumstances, including as a result of fire, flood, technical difficulties, shortage of employees, loss of power, a health and safety incident, social unrest, terrorist incident, natural disaster or an active shooting or other violence. The severity and impact of center closures and center damage or destruction, and the cost to operate our centers, could increase as the climate and social environment changes, including with respect to our water usage and the cost to cool our facilities. That severity and impact could also be greater in the various geographical locations across the country where we operate multiple centers and as we expand. Any prolonged closures may adversely affect our results of operations and financial condition and may also result in longer term reductions in revenue as a result of termination of memberships at the affected centers. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully. Additionally, while we have been a company focused on environmental, social and governance (“ESG”) matters from our formation, as we continue to develop and execute on our ESG initiatives, we could incur additional costs or risks that adversely impact our business.
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
Our brand and our reputation are among our most important assets. Our ability to attract and retain members and expand our business may be impacted by the external perceptions of Life Time, the quality and consistency of our centers and premium services and our corporate and management integrity. Any operation of our centers that does not meet expectations, any adverse incidents, including any involving the potential safety of our members, guests or employees, physical or sexual abuse or other harm to a child at any of our children play areas, or any negative events or publicity regarding us, our competitors or the health, fitness and wellness industry, may damage our brand and our reputation, cause a loss of consumer confidence in Life Time and our industry and could have an adverse effect on our market share, business, results of operations and financial condition.

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

Risks Relating to the Growth of Our Business
If we are unable to successfully execute our asset-light growth strategy, our results of operations, cash flow and return on invested capital may be negatively impacted. Our center profitability may decline as we open new centers.
We are executing on a strategy to grow our business by expanding the number of our centers in an asset-light manner as detailed in “Item 1—Business—Our Growth Strategies and Member Experience Initiatives” of this Annual Report. To successfully expand our business, we must identify and acquire or lease sites that meet the site selection criteria we have established. We may face significant competition for sites that meet our criteria, and as a result, we may lose those sites, our competitors could copy our format or we could be forced to pay significantly higher prices for those sites. Additionally, as we grow the number of our centers in an asset-light manner, we must engage and negotiate with numerous third parties, including landlords, developers, sellers, contractors and governmental authorities. Their timeline and ability to move forward may differ from ours. If we are unable to cost-effectively identify and acquire or lease sites for new centers, our revenue growth rate, profits, cash flow and return on invested capital may be negatively impacted. Additionally, if our analysis of the suitability of a site is incorrect or if we do not adapt to or anticipate all of the challenges relating to the expansion of our operations, including the more diverse locations, sizes and types of buildings, remodels and timelines in new markets and spaces, we may not be able to expand profitably or recover our capital investment in developing and building or remodeling the new center on the timeline or at the rate we expected. Any of these results could have a negative impact on our revenue growth rate, profits, cash flow and return on invested capital.
Our focus for new centers continues to include wealthier demographic locations, including in urban and coastal markets and at ground-up suburban builds, mall or retail locations, vertical residential and urban locations. If we are unable to leverage our brand and what we bring to these markets and locations, we may be required to pay relatively higher costs for land or lease payments. We could also have increased construction costs and higher development costs to offer more luxurious amenities and features within the new centers. We have also experienced escalating construction costs more generally due to inflation. Higher gross invested capital and higher occupancy costs at these centers would require increases in the value of sale-leaseback transactions or higher operating profits per center to produce our targeted rate of return. At the same time, however, a result of opening new centers is that our center operating margins may be lower than they have been historically while the centers build membership base. An increase in pre-opening expenses and lower revenue volumes characteristic of newly opened centers would affect our operating margins at these new centers.
Opening new centers in existing markets may attract some memberships away from other centers in those markets, which could lead to diminished revenue and profitability. In addition, as a result of new center openings in existing markets, and because older centers will represent an increasing proportion of our center base over time, our same-center revenue increases may be lower in future periods than in the past.
Delays in new center openings could have an adverse effect on our growth.
A significant amount of time and expenditure of capital is required to develop and construct our ground-up suburban builds, mall or retail locations, vertical residential and urban locations. Our temporary delay in the start of new ground-up suburban builds due to elevated construction costs and management of capital expenditures could result in increased costs and our competitors may be able to open new centers in the same market before we open our centers or improve centers currently open. In addition, delays in opening these new centers could hurt our ability to meet our growth objectives and could have an adverse effect on our results of operations and financial condition.
Our ability to open new centers on schedule and on budget or at all depends on a number of factors, many of which are beyond our control. These factors include:
•obtaining acceptable financing including executing sale-leaseback transactions to fund construction of new sites and negotiating tenant improvement contributions from developers and landlords;
•obtaining entitlements, permits and licenses necessary to complete construction of the new center on schedule and to operate the center;
•negotiating the terms of the acquisition or lease of new centers;
•securing access to and the costs of labor and materials necessary to develop and construct or remodel our centers;
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
Our plans for current and future expansion and development, including an increase in the number of our centers, development of existing and new businesses and memberships, expansion of our “Healthy Way of Life” ecosystem and acquisitions of other businesses, as well as changes in the industry, may place significant demands on our administrative, operational, financial, technological and other resources. Any failure to manage growth and development effectively could harm our business. To be successful, we will need to continue to develop technologically and implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention.
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

Risks Relating to Our Technological Operations
We rely on technology and if we are unable to adapt to significant and rapid technological change and deliver connected and digital experiences, we may not compete effectively and our business could be adversely affected.
Technology is a key component of our business model and we regard it as crucial to our success moving forward. We increasingly use electronic and digital means to interact with our members, provide services and products to our members and collect, maintain and store individually identifiable information. We use an integrated and proprietary member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We also continue to invest in our mobile application and systems, which enable us to, among other things, enroll new members with an electronic membership agreement, streamline the collection of membership dues electronically, capture digital pictures of members for identification purposes, offer online reservations, offer live streaming classes and capture and maintain specific member information, including usage. While we seek to offer our members best-in-class technology solutions to ensure a smooth customer experience, we operate in an environment that has undergone, and continues to experience, significant and rapid technological change, including with respect to artificial intelligence. To remain competitive, we must continue to maintain, enhance and improve the functionality, capacity, accessibility, reliability and features of our automated member interfaces and other technology offerings.
Our growth and success will depend, in part, on our ability to continue to elevate and broaden our member experiences, including through developing our omni-channel ecosystem, licensing leading technologies, systems and use rights, enhancing our existing platforms and services and creating new platforms and services. We must also respond to member demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis. The adoption of new technologies or market practices (including artificial intelligence) may require us to devote significant additional resources to improve and adapt our services. We may also need to secure and maintain the rights to use music with our content, which can be costly depending on the method we use to provide our content and may involve many third parties and navigating complex and evolving legal issues. Keeping pace with these ever-increasing technological and use requirements can be expensive, and we may be unable to make these improvements to our technology infrastructure or obtain the necessary use rights in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, or to adapt to and leverage technological advancements and changing standards, our business, results of operations and financial condition could be materially and adversely affected. Furthermore, we may rely on the ability of our members to have the necessary hardware products (smartphones, tablets, watches, etc.) to support our new product offerings. To the extent our members are not prepared to invest or lack the necessary resources or infrastructure, the success of any new initiatives may be compromised.
If we fail to properly maintain the operation, integrity and security of our systems and the security of our data or the data of our members, guests and employees, to comply with applicable privacy laws, or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be adversely affected.
The operation, integrity and security of our systems and the security of our data and the data of our members, guests and employees is critical to us. Despite the security measures we have in place and our continuous assessment and improvements, our systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, demands for ransom, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Because such attacks are increasing in sophistication (including from the use of artificial intelligence) and frequently change in nature, we and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our third-party providers, may not be discovered and remediated promptly. Changes in consumer behavior following such an event affecting us or a third party may materially and adversely affect our business, which in turn may materially and adversely affect our reputation, results of operations and financial condition. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully, which could have a material adverse effect on our business, results of operations and financial condition.
Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable or other personal data by our businesses are regulated at the federal, state and foreign levels as well as by certain financial industry groups, such as the Payment Card Industry Security Standards Council, Nacha, Canadian Payments Association and individual credit card issuers. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise. Federal, state and foreign regulators and financial industry groups continue to adopt or consider new privacy and security requirements that may apply to our businesses. Compliance with evolving and fragmenting privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have adverse effects on our business, operations, brand, reputation and financial condition, including decreased revenue, fines and penalties, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief.
Moreover, any failure or unforeseen issues, such as bugs, data inconsistencies, cloud concentration issues, outages, fires, floods, changes in business processes and other interruptions with our systems or the systems of third-party vendors could adversely impact our business and member experiences and cause us to lose members. Disruptions or failures that affect our billing and other administrative functions could also have an adverse effect on our results of operations. Correcting any disruptions or failures that affect our systems could be difficult, time-consuming and expensive. Additionally, if we need to move to different third-party systems, or otherwise significantly modify our systems, our operations and member experiences could be interrupted and negatively impacted.
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
Risks Relating to Our Capital Structure and Lease Obligations
Our level of indebtedness and lease obligations, and the restrictive covenants in the documents governing such indebtedness and lease obligations, could adversely affect our financial condition and prevent us from growing our business, taking certain actions or responding to changes in the economy or our industry.
As of December 31, 2023, we had total consolidated indebtedness outstanding of approximately $1,948 million, as detailed in Note 8—Debt, to our consolidated financial statements included in Part II, Item 8 of this Annual Report. For the year ended December 31, 2023, our interest expense, net of interest income was $131 million. Our annual debt service obligation for 2024 is expected to be approximately $146.4 million for interest and $73.8 million primarily for mortgage principal payments. Despite our level of indebtedness, we and our subsidiaries may still incur substantially more debt, including secured debt.
As of December 31, 2023, we had 165 leased properties, including 129 center leases (of which 11 are ground leases) and centers under construction. For the year ended December 31, 2023, our rent expense was approximately $275 million. In addition to minimum lease payments, some of our center leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective centers exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our leases also have defined escalating rent provisions over the initial term and any extensions. As we continue to execute on our asset-light growth strategy, including sale-leaseback transactions, we expect to lease, rather than own, the majority of our new centers in the future.
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

Specifically, our level of indebtedness and lease obligations, and the restrictions imposed thereby, could have material consequences, including:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness and lease obligations, and if we fail to comply with these requirements, an event of default could result;
•limiting our ability to obtain or guarantee additional indebtedness or make certain investments, which could impact our ability to fund or execute on future working capital, capital expenditures, our growth strategy or other general corporate requirements or business opportunities;
•requiring a substantial portion of our cash flows to be dedicated to debt service and lease obligations, thereby reducing the amount of cash flows available for working capital, capital expenditures, our growth strategy and other general corporate purposes or business opportunities, and restricting our ability to pay dividends or make distributions on our capital stock;
•limiting our ability to incur liens, to sell assets, to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets or to enter into transactions with our affiliates;
•increasing our vulnerability to general adverse economic and industry conditions;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete and to changing business and economic conditions;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing or limiting our ability to refinance indebtedness.
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
Rates under our senior secured credit facility are variable, which could result in increased debt service obligations and decreased net income and cash flows.
Borrowings under the revolving portion of our senior secured credit facility (the “Revolving Credit Facility”) and the term loan portion of our senior secured credit facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”) are at variable rates of interest and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness increases even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decreases. Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn (and to the extent that SOFR is in excess of the floor rate applicable to the Term Loan Facility), each one percentage point change in interest rates would result in an approximately $7.9 million change in annual interest expense on the indebtedness under the Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

We may not be able to generate sufficient cash to service all of our indebtedness and lease obligations and may be forced to take other actions to satisfy our obligations, which may not be successful.
We depend on cash flow from operations to pay our indebtedness and lease obligations. We also need to refinance all or a portion of our indebtedness on or before maturity. Our ability to make scheduled payments on our indebtedness and lease obligations, to refinance our debt obligations or to negotiate favorable terms on new or expiring leases depends on our financial condition and operating performance, which could be subject to prevailing economic and competitive conditions and to certain financial, business, market, legislative, regulatory, environmental and other factors beyond our control. Our inability to generate sufficient cash flows to satisfy our debt and lease obligations, or to refinance our indebtedness at comparable interest rates and on commercially reasonable terms or at all, or to renew our leasehold interests on their expiration or on terms that are as favorable as the current terms, would materially and adversely affect our business, financial position and results of operations. We could also face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our operating needs or our scheduled debt service obligations.
Our ability to raise capital in the future may be limited, which could impact our operations and ability to grow.
Our business requires capital to operate and grow. We may need or choose to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could further restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.
Risks Relating to Our Human Capital
If we cannot retain our key employees, hire additional highly qualified employees and optimize our support structure, we may not be able to successfully manage our businesses, achieve our growth targets and pursue our strategic objectives. We may also continue to face increased labor costs that could reduce our profitability.
We are highly dependent on the services of our senior management team and other key employees at both our corporate headquarters and our centers. Competition for such employees is intense. Our inability to attract, retain, train and motivate qualified employees could reduce member satisfaction, harm our brand and reputation and adversely affect our operating efficiency and financial results. We rewired the corporate and management support of our centers to operate more effectively and efficiently. Failure to operate as planned under these structures could adversely affect our business.
Staffing shortages, including for our centers and for key corporate and technology resources, could also hinder our ability to implement our business and growth strategy. Payroll costs are a major component of the operating expenses at our centers. We have experienced and may continue to experience a labor market that requires higher wages, which places pressure on our profitability. Increases in minimum wage rates could also result in increased costs for us, which may adversely affect our results of operations and financial condition.
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
•health or safety regulations related to various center operations, such as our Dynamic Personal Training, MIORA, LifeCafe, LifeSpa, Life Time Swim and Life Time Kids;
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
We could be subject to claims related to the construction or operation of our facilities and the use or condition of our premises, facilities, equipment, services, activities or products, which could have a negative effect on our results of operations and financial condition.
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
We offer directly or through third parties a variety of health, fitness and wellness-related products and services, such as nutritional and weight loss products, blood screenings and other fitness assessments, anti-aging and longevity services, health and fitness content and services, chiropractic services and medi-spa services. There is no assurance that there will be no claims against us related to these services and products, including regarding the ingredients in, manufacture of or results of using our nutritional products, our provision of other health, fitness and wellness-related services or our relationships with third parties. Furthermore, there is no assurance that any rights we have under indemnification provisions and/or insurance policies will be sufficient to cover any losses that might result from such claims. Any publicity surrounding such claims may negatively impact the value of our brand.
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
We are subject to taxation in the United States at the federal level and by certain states and municipalities and foreign jurisdictions because of the scope of our operations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on us. In addition, jurisdictions in which we operate are actively considering significant changes to current tax laws, including increasing the corporate income tax rate in the United States. Any adverse developments in tax laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on our business, financial condition and results of operations. Changes in the scope of our operations, including expansion to new products or new geographies, could also increase the amount and type of taxes to which we are subject, and could increase our effective tax rate.
Risks Relating to Ownership of Our Common Stock
Our share price may change significantly, and stockholders may not be able to resell our common stock at or above the price per share paid or at all.
The trading price of our common stock has experienced volatility. Stock volatility often has been unrelated or disproportionate to the operating performance of particular companies. Additionally, how active and liquid the trading market on the NYSE for our common stock is or may become may be impacted by the fact that certain of our existing stockholders who were stockholders before the IPO, who we refer to as the “Voting Group,” collectively held as of February 26, 2024, approximately 74.7% of the voting power of our common stock. If an active and liquid trading market does not develop or continue, stockholders may have difficulty selling any of the shares of common stock that they purchased. Stockholders may also not be able to resell our common stock at or above the price per share paid due to a number of factors, such as those listed in other portions of this “Risk Factors” section and the following:
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
In the past, following periods of market volatility, stockholders of companies have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We are controlled by certain of our stockholders, whose interests may not be aligned with yours.
The Voting Group is party to an amended and restated stockholders agreement with the Company (the “Stockholders Agreement”) and collectively held approximately 74.7% of the voting power of our common stock as of February 26, 2024. The Voting Group includes investment funds affiliated with Leonard Green & Partners, L.P. and its affiliates (“LGP”) and TPG Inc. and its affiliates (“TPG”), which collectively held approximately 51.8% of the voting power of our common stock as of February 26, 2024. Pursuant to the terms of the Stockholders Agreement, certain members of the Voting Group are entitled to designate individuals to be included in the slate of nominees recommended by our board of directors for election to our board of directors, subject to certain stock ownership thresholds set forth in the Stockholders Agreement, and the members of the Voting Group have agreed to vote their shares of our common stock in favor of the election of such nominees. As a result, the Voting Group has the ability to elect all of the members of our board of directors, and thereby, control our management and affairs, including virtually all matters requiring stockholder approval. The directors so elected have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Even if the Voting Group were to own or control less than a majority of our total outstanding shares of common stock, they will be able to influence the outcome of corporate actions so long as they own a significant portion of our total outstanding shares of common stock.
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
As a result of the Voting Group owning a majority of our common stock, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE and the rules of the SEC. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including:
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
As of February 26, 2024, we had a total of 196,705,443 shares of common stock outstanding and the Voting Group held 146,864,926 shares, or approximately 74.7%, of our common stock. The shares of our common stock held by the Voting Group are “restricted securities” under Rule 144 of the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. The Voting Group has certain registration rights under the Stockholders Agreement. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
If the Voting Group exercises its registration rights, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.
In addition, our shares of common stock subject to outstanding awards or reserved for future issuance under our 2021 Incentive Award Plan and our 2021 Employee Stock Purchase Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to any vesting agreements.
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
These provisions could discourage, delay or prevent a transaction involving a change in control of our Company. They could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take corporate actions other than those which our stockholders desire.
Our ability to use our net operating loss carryforwards and certain other tax attributes may become subject to limitation.
As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of approximately $329.1 million ($69.1 million tax effected) and $196.9 million ($11.0 million tax effected), respectively, and disallowed interest expense carryforwards under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), of approximately $229.6 million ($57.8 million tax effected). Our ability to utilize our federal net operating carryforwards and disallowed interest expense carryforwards (the “Tax Attributes”) may become limited under Section 382 of the Code. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the Internal Revenue Service for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased as certain gains are, or are treated as, recognized during the five-year period beginning on the date of the “ownership change.” Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We may undergo an “ownership change” due to future transactions in our stock, which may be outside of our control, and we cannot predict whether any future “ownership change” would result in a significant limitation on our ability to use our Tax Attributes to offset our taxable income and adversely affect our future cash flows.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
The operation, integrity and security of our systems and the security of our data and the data of our members, guests and employees is critical to us. We have therefore developed and maintain a cybersecurity program designed to safeguard our systems from unauthorized access and to protect the confidentiality, integrity and availability of our data and the data of our members, guests and employees from external and internal threats.
Risk Management and Strategy
We take a risk-based approach with our cybersecurity program that has been designed in accordance with the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our program focuses on a variety of potential material risks including operational (including unauthorized access), financial, reputational and compliance-related. We analyze these risks based on numerous factors and also weigh their likelihood and potential impact. This analysis is led by our Chief Digital Officer and Chief Information Security Officer as detailed below under “—Governance.” Additionally, we have identified cybersecurity as a credible technology-related risk under our enterprise risk management (“ERM”) program. Our Chief Digital Officer is the owner of our technology risks and is therefore charged with executing controls to monitor and mitigate cybersecurity risks through people, processes and technology. Our ERM Committee is comprised of Company leaders and meets at least quarterly to consider, among other matters, the effectiveness of the risk monitoring and mitigating and the expected frequency, severity and trend of our credible risks including cybersecurity.
We seek to continuously improve our program within the NIST framework based on our risk assessment as well as our business needs and industry trends. We also apply administrative, operational and technical security controls to handle and process our data and the data of our members, guests and employees in a responsible and secure manner, including through various internal policies and standards governing information security. We leverage the expertise and advice of third parties to conduct audits, assessments, tabletop exercises, penetration testing and other reviews to assist us in identifying and implementing improvements to our cybersecurity program and aligning it with the NIST framework and our overall ERM program.
Our cybersecurity program includes ongoing vulnerability and risk management processes along with a managed security service provider that utilizes a detection and response solution to provide us with 24/7/365 monitoring and alerting. We have developed an incident response plan that is designed in accordance with the NIST framework to facilitate (1) identification and containment of any cybersecurity incidents; (2) remediation of identified vulnerabilities; (3) mitigation of disruption to critical information systems; and (4) assessment of what occurred, notification of affected individuals as necessary and mitigation of consequences that may arise from any unauthorized access. This plan also identifies and describes the roles and responsibilities of our incident response team, including investigation and escalation as appropriate up to and including our Audit Committee or Board of Directors.
Our cybersecurity program also addresses risks associated with third-party service providers who may access or integrate with our systems and data. Our processes include having such third parties complete a cybersecurity questionnaire, agree to appropriate contractual obligations and provide annual evidence of their compliance where applicable.
While we experience cybersecurity threats during the normal course of business, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us and we do not believe are reasonably likely to materially affect us, including with respect to our business strategy, results of operations and financial condition.

Governance
Our Board of Directors oversees risk management of our business and accomplishes this oversight primarily through the Audit Committee. Our Audit Committee discusses the Company’s policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which the Company’s exposure to risk is handled. As part of this process, our Audit Committee oversees our ERM program including risks related to privacy, data and information security, including cybersecurity. Management presents to the Audit Committee at least annually on our cybersecurity program and risks related thereto, and then the Audit Committee reports on that presentation to our Board of Directors. The presentations may address (1) the current cybersecurity landscape and emerging threats; (2) the status of ongoing cybersecurity initiatives and strategies; (3) incident reports and learnings from any cybersecurity incidents; and/or (4) compliance with regulatory requirements and industry standards. In addition, our executive team may report specific cybersecurity incidents to the Audit Committee or Board of Directors outside of a regularly scheduled meeting based on the impact of the incident. Our internal escalation process is set forth in our incident response plan.
Our Executive Vice President and Chief Digital Officer is our executive team member responsible for our cybersecurity program and our Chief Information Security Officer (“CISO”) leads the program. Together they provide updates to the ERM Committee and present to our Audit Committee at least annually. In addition, we have established an incident response team comprised of a cross-functional group of team members who manage our response to any cybersecurity incident pursuant to our incident response plan.
Our CISO has an undergraduate degree in Management Information Systems, decades of cybersecurity and technology experience and broad industry-wide experience, including in hospitality, retail, medical, energy and government. Members of our cybersecurity team have over 100 years of combined cybersecurity experience and hold professional certifications from security organization such as ISC2 and SANS Institute that include Certified Information Systems Security Professional (CISSP), GIAC Web Application Penetration Tester (GWAPT), GIAC Penetration Tester (GPEN), GIAC Certified Intrusion Analyst (GCIA) and GIAC Certified Forensic Analyst (GCFA). Our cybersecurity team also stays informed on the latest developments in cybersecurity, including trends, risks, threat vectors and attack mechanisms, through security and compliance-related seminars, conferences, continuing education training, news feeds and forums and our CISO sits on various CISO committees and roundtables. Our CISO’s knowledge and experience, coupled with the expertise and advice we receive from third parties, are instrumental in assessing and managing our cybersecurity program, including our strategy, security engineering, security operations, cybersecurity awareness and training, information technology governance and compliance, and cyber threat identification, assessment, management, mitigation and response.
Item 2. PROPERTIES
We operate distinctive, resort-like athletic country club destinations in both affluent suburban and urban locations centered around major metropolitan areas in the United States and Canada. As of December 31, 2023, we operated 171 centers in 31 states and one Canadian province, 58 of which were owned (including ground leases) and 113 of which were leased. During 2023, we opened 11 new centers. Our luxurious athletic country clubs total approximately 17 million square feet in the aggregate and measure approximately 98,000 square feet on average. Depending on the size and location, they offer expansive fitness floors, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa personal care services, LifeCafe healthy restaurants and child care and Kids Academy learning spaces. Excluding renewal options, the terms of our leased centers, including ground leases, expire at various dates from October 2024 through December 2054. Including renewal options, only nine of our 113 leases expire in the next 15 years. The majority of our leases have renewal options and a few grant us the right to purchase the property. Of our 58 owned properties, 24 are pledged as collateral under our Credit Facilities as well as our secured notes, and 13 are pledged as collateral under our mortgage notes.
Our corporate headquarters, located in Chanhassen, Minnesota next to our Chanhassen center, is comprised of two 105,000 square foot, free-standing, three-story buildings that we own.

The table below contains information about our centers as of December 31, 2023:

	Number of Owned Centers	Number of Leased Centers	Total Number of Centers	Aggregate Square Feet
United States:
Alabama	0	1	1	104,336
Arizona	2	5	7	681,917
California	3	4	7	622,477
Colorado	3	3	6	642,716
Connecticut	0	1	1	53,198
Florida	1	3	4	361,958
Georgia	3	4	7	695,937
Illinois	6	7	13	1,450,388
Indiana	2	0	2	127,512
Iowa	0	1	1	110,378
Kansas	1	1	2	222,712
Maryland	1	3	4	351,878
Massachusetts	0	6	6	688,938
Michigan	2	5	7	686,407
Minnesota	13	9	22	1,964,328
Missouri	0	2	2	238,287
Nebraska	0	1	1	116,409
Nevada	1	1	2	258,062
New Jersey	1	5	6	677,195
New York	2	9	11	734,242
North Carolina	1	3	4	378,804
Ohio	1	5	6	515,011
Oklahoma	0	2	2	232,206
Oregon	1	0	1	133,526
Pennsylvania	0	3	3	324,509
Tennessee	0	2	2	236,129
Texas	10	19	29	2,941,783
Utah	0	1	1	109,800
Virginia	1	5	6	601,008
Washington	0	1	1	34,385
Wisconsin	0	1	1	126,423
Canada:
Ontario	3	0	3	397,853
Total Centers	58	113	171	16,820,712
In a few of our centers, we sublease space to third parties. The square footage figures above include those subleased areas. The center square footage figures exclude areas used for tennis courts, outdoor swimming pools, outdoor play areas and stand-alone Life Time Work, Life Time Sport and Life Time Swim locations.
In addition to the centers listed in the table above, as of December 31, 2023, we had seven new centers under construction, with $241 million of growth capital expenditures already invested into these new centers that have yet to open. We also operate six facilities that we classify as satellite locations. These include tennis-only facilities that we own in Oakdale, Minnesota; Centennial, Colorado; and Plano, Texas; along with leased small centers in Austin, Texas; Battery Park, New York; and Hackensack, New Jersey.

Other Property Data:

	December 31,
	2023	2022	2021
	(Number of centers)
Center age:
Open 1 to 12 months	11	10	6
Open 13 to 37 months	17	12	13
Open 37+ months	143	139	132
Total centers	171	161	151
Center ownership:
Own	33	32	33
Own/ground lease	11	11	11
Own/mortgaged outside of Credit Facilities	13	13	18
Joint venture	1	1	1
Leased	113	104	88
Total centers	171	161	151
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE under the symbol “LTH” and began trading on October 7, 2021. Prior to that date, there was no public market for our common stock. Life Time Group Holdings, Inc. consummated its initial public offering (“IPO”) of 39.0 million shares of its common stock for total gross proceeds of $702.0 million on October 12, 2021. Additionally, on November 1, 2021, Life Time Group Holdings, Inc. consummated the sale of nearly 1.6 million additional shares of its common stock pursuant to the partial exercise by the underwriters of their over-allotment option, resulting in total gross proceeds of approximately $28.4 million.

Holders
As of February 26, 2024, there were 26 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.
Dividends
We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to support our operations, to finance the growth and development of our business and to pay down debt. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. In addition, our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. The covenants in the indentures governing our secured and unsecured notes and the credit agreement governing our senior secured credit facility significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
Purchases of Equity Securities
During the fourth quarter of the fiscal year ended December 31, 2023, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Stock Performance Graph
The following graph compares the change in total cumulative stockholder return on our common stock for the period from the close of trading on October 7, 2021, which was the first day our common stock began to trade publicly on the NYSE, to the end of fiscal 2023 relative to the performance of the S&P 500 Index, the S&P 400 Index and the Russell 2000 (Total Return) Index. We include a comparison against the Russell 2000 (Total Return) Index because there is no published industry or line-of-business index for our industry, and we do not have a readily definable peer group that is publicly traded. The graph assumes $100.00 is invested at the closing price of $17.75 for our common stock on October 7, 2021.
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
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023, for discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle brand offering premium health, fitness and wellness experiences to a community of nearly 1.5 million individual members, who together comprise nearly 815,000 memberships, as of December 31, 2023. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 170 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our brand loyalty and track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs total approximately 17 million square feet in the aggregate. Our centers are located in affluent suburban and urban locations and include ground-up suburban builds, mall or retail locations, vertical residential and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 37,000 Life Time team members, including over 9,800 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $2,810 for the year ended December 31, 2023 as compared to $2,528 for the year ended December 31, 2022 and $2,098 for the year ended December 31, 2021. We had 135 average visits per membership to our centers in 2023 compared to 124 and 113 in 2022 and 2021, respectively, and total visits to our clubs were 103 million in 2023, 86 million in 2022 and 69 million in 2021. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenues.
Our total Center revenue increased to $2,154 million for the year ended December 31, 2023 as compared to $1,770 million for the year ended December 31, 2022 and $1,287 million for the year ended December 31, 2021. We believe it will continue to grow as our new centers ramp to expected performance, we open new centers in desirable locations across the country and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of December 31, 2023, we had 27 centers open for less than three years. We are also expanding the number of our centers using an asset-light model that targets increasingly affluent markets with higher income members, higher average annual revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, we believe our average revenue per center membership will naturally increase. We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner with plans for nine to 10 new centers in 2024. While we have temporarily slowed down the start of new construction on our ground-up suburban builds and pursued more asset-light opportunities that include leases with tenant improvement allowances and existing facility takeovers with lower capital required and quicker turnaround times, as of December 31, 2023, we had seven new centers under construction, with $241 million of growth capital expenditures already invested into these new centers that have yet to open. We believe the combined dynamic of our ramping new centers plus the capital expenditures already invested in our centers under construction creates a strong tailwind for the continued growth of our total Center revenue.
Coming out of the COVID-19 pandemic, we believe that we have built an even healthier and stronger business. Our initial focus on center recovery produced strong results in member engagement and increasing memberships, visits and Center revenue. We were then able to focus on expanding margins by optimizing our average revenue per center membership and significantly improving the efficiency of our club operations and corporate office. We have also benefited from the greater flow through of our increased revenue and from new members joining at higher membership dues rates.
We have also implemented several strategic initiatives that are driving revenue, engagement and memberships as we continue to elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. We have also launched a pilot for our MIORA health optimization and longevity services and believe we also have opportunities to enhance our offerings within our LifeCafe and LifeSpa during 2024. Additionally, our enhanced digital platform is delivering a true omni-channel experience for our members, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our members are able to purchase a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements via our digital health store. We are continuing to invest in our digital capabilities, including our integrated digital app and artificial intelligence, in order to strengthen our relationships with our members and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations offer luxury wellness-oriented residences, also in close proximity to one of our athletic country clubs. As of December 31, 2023, we had 14 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development that were not previously available to us. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members.
Macroeconomy
We continue to monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates, labor and supply chain issues, as well as a potential economic recession. While the inflation rate has improved, it remains elevated and the more than two years of elevated inflation has impacted our expenses and capital expenditures in several areas, including wages, construction costs and other operating expenses, and thus pressured our margin performance. Despite this headwind, we have experienced growth in our revenue and margins. The rising interest rate environment has also increased the cost of our Term Loan Facility and Revolving Credit Facility and may result in increased capitalization rates and delays on future sale-leaseback transactions. We continue to explore sale-leaseback transactions but are being selective on the timing and rates given our current ability to add new centers through asset-light opportunities and our improved cash flow. We will continue to monitor the macroeconomic environment, but we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
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
Rent expense
Rent expense consists of both cash and non-cash expense related to our operating leases booked on a straight-line basis over the lease term in accordance with generally accepted accounting principles in the United States (“GAAP”).
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
•Costs relating to our centralized support functions, such as accounting, information systems, procurement, real estate and development and member relations, as well as share-based compensation expense;
•Marketing expenses, which primarily consist of marketing department costs and media and advertising costs to support and grow Center membership levels, in-center businesses, new center openings and our businesses outside of our centers; and
•Indirect support costs related to the operation of our centers, including payroll-related expenses associated with our regional center management structure and in-center business support.
Depreciation and amortization expense
Depreciation and amortization expense consists of depreciation and amortization for our depreciable long-lived assets, including assets related to our owned centers.
Other operating expense (income)
Other operating expense (income) consists primarily of expenses (income) related to our other revenue, which is generated from our businesses outside of our centers. In addition, we record other non-recurring operating expenses (income) that we believe are not indicative of our core operating performance, as a component of other operating expense (income).
Interest expense, net of interest income
Interest expense, net of interest income consists primarily of cash interest expense on borrowings and non-cash interest expense, which includes the amortization of debt issuance costs, partially offset by interest earned.
Equity in earnings (loss) of affiliates
Equity in earnings (loss) of affiliates includes investments in unconsolidated subsidiaries, which we account for using the equity method of accounting.

Provision for (benefit from) income taxes
The provision for (benefit from) income taxes consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law.
Net income (loss)
Net income (loss) consists of our total revenue, less our total operating expenses, and then adjusted for other (income) expenses and provision for (benefit from) income taxes, as set forth on our consolidated statements of operations.
Non-GAAP Financial Measures
This discussion and analysis includes certain financial measures that are not presented in accordance with GAAP, including Adjusted net income (loss), Adjusted net income (loss) per common share and Adjusted EBITDA and ratios and calculations related thereto. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of the Company’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated.
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
Management uses Adjusted net income (loss) and Adjusted EBITDA to evaluate the Company’s performance. We believe that Adjusted net income (loss) and Adjusted EBITDA are important metrics for management, investors and analysts as they remove the impact of items that we do not believe are indicative of our core operating performance and allow for consistent comparison of our operating results over time and relative to our peers. We use Adjusted net income (loss) and Adjusted EBITDA to supplement GAAP measures of performance in evaluating the effectiveness of our business strategies and to establish annual budgets and forecasts. We also use Adjusted EBITDA or variations thereof to establish short-term incentive compensation for management.
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

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the years ended December 31, 2023, 2022 and 2021. The following information has been presented consistently for all periods presented.

	Year Ended December 31,
	2023	2022	2021
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	763,216	725,206	649,373
Digital On-hold memberships	51,720	51,470	74,767
Total memberships	814,936	776,676	724,140

Revenue Data
Membership dues and enrollment fees	72.3%	70.7%	70.5%
In-center revenue	27.7%	29.3%	29.5%
Total Center revenue	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$1,557,289	$1,251,693	$907,111
In-center revenue	597,040	517,827	379,523
Total Center revenue	$2,154,329	$1,769,520	$1,286,634

Average Center revenue per center membership (1)	$2,810	$2,528	$2,098
Comparable center revenue (2)	15.3%	33.0%	35.3%

Center Data
Net new center openings (3)	10	10	2
Total centers (end of period) (3)	171	161	151
Total center square footage (end of period) (4)	16,800,000	16,000,000	15,000,000

GAAP and Non-GAAP Financial Measures
Net income (loss)	$76,063	$(1,793)	$(579,369)
Net income (loss) margin (5)	3.4%	(0.1)%	(44.0)%
Adjusted net income (loss) (6)	$129,704	$(41,569)	$(305,370)
Adjusted net income (loss) margin (6)	5.9%	(2.3)%	(23.2)%
Adjusted EBITDA (7)	$536,831	$281,724	$80,299
Adjusted EBITDA margin (7)	24.2%	15.5%	6.1%
Center operations expense	$1,184,370	$1,068,208	$844,098
Pre-opening expenses (8)	7,280	12,399	7,021
Rent	275,122	245,226	209,823
Non-cash rent expense (open properties) (9)	33,626	27,737	9,959
Non-cash rent expense (properties under development) (9)	3,918	10,797	12,643
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

(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During 2023, we opened 11 centers and closed one center.
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
The following table provides a reconciliation of net income (loss) and income (loss) per common share, the most directly comparable GAAP measures, to Adjusted net income (loss) and Adjusted net income (loss) per common share:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net income (loss)	$76,063	$(1,793)	$(579,369)
Share-based compensation expense (a)	50,144	37,291	334,339
COVID-19 related expenses (b)	470	3,056	(1,589)
Loss (gain) on sale-leaseback transactions (c)	13,624	(97,632)	2,380
Capital transaction costs (d)	—	255	2,904
Asset impairments (e)	6,620	—	—
Other (f)	(4,011)	(1,048)	2,338
Taxes (g)	(13,206)	18,302	(66,373)
Adjusted net income (loss)	$129,704	$(41,569)	$(305,370)

Income (loss) per common share:
Basic	$0.39	$(0.01)	$(3.73)
Diluted	$0.37	$(0.01)	$(3.73)
Adjusted income (loss) per common share:
Basic	$0.66	$(0.21)	$(1.96)
Diluted	$0.64	$(0.21)	$(1.96)
Weighted-average common shares outstanding:
Basic	195,671	193,570	155,470
Diluted	204,005	193,570	155,470
(a)Share-based compensation expense recognized during the year ended December 31, 2023 is associated with stock options, restricted stock units, our employee stock purchase plan (“ESPP”) that launched on December 1, 2022 and liability classified awards related to our short-term incentive plan in 2023. Share-based compensation expense recognized during the year ended December 31, 2022 is associated with stock options, restricted stock, restricted stock units and our ESPP. A significant portion of the share-based compensation expense that we recognized during the year ended December 31, 2021 is associated with stock options that were granted prior to 2021. As of the effective date of the IPO in October 2021, these stock options became fully vested, and they became exercisable either immediately or on April 4, 2022, subject to continued service through such date. Accordingly, during the period from the effective date of the IPO through April 4, 2022, we recognized share-based compensation expense associated with these stock options in an amount equal to the proportion of the total service period that passed from the respective grant dates associated with each of these stock option awards through April 4, 2022. Because the exercisability of these stock options was contingent upon the occurrence of a change of control or an initial public offering, no share-based compensation expense associated with these stock options was recognized prior to the

IPO.
(b)    Represents the incremental net expenses (credits) we recognized related to the COVID-19 pandemic. We adjust for these expenses (credits) as they do not represent expenses (credits) associated with our normal ongoing operations. We believe that adjusting for these expenses (credits) provides a more accurate and consistent representation of our actual operating performance from period to period. For the year ended December 31, 2023, COVID-19 related expenses primarily consisted of legal-related costs in pursuit of our claim against Zurich, partially offset by a subsidy for our Canadian operations. For the year ended December 31, 2022, COVID-19 related expenses primarily consisted of site development cost write-offs and legal-related costs in pursuit of our claim against Zurich. For the year ended December 31, 2021, COVID-19 related credits primarily consisted of the recovery of certain qualifying expenses under the CARES Act, partially offset by COVID-19 legal-related costs in pursuit of our claim against Zurich. For more information regarding this claim against Zurich, see Item 3, Legal Proceedings, in this Annual Report.
(c)    We adjust for the impact of losses and gains on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the loss and gain on sale-leaseback transactions that we recognized during the years ended December 31, 2023, 2022 and 2021, see “Sale-Leaseback Transactions” within Note 9, Leases, to our consolidated financial statements in Part II, Item 8 of this Annual Report.
(d)    Represents costs related to capital transactions, including debt and equity offerings that are non-recurring in nature, but excluding direct costs related to the IPO which were netted against the proceeds of the IPO.
(e)    Represents non-cash asset impairments of our long-lived assets, excluding impairments on development costs that are part of our normal course of business.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Net income (loss)	$76,063	$(1,793)	$(579,369)
Interest expense, net of interest income	130,797	113,537	224,516
Provision for (benefit from) income taxes	18,727	(825)	(140,344)
Depreciation and amortization	244,397	228,883	235,124
Share-based compensation expense (a)	50,144	37,291	334,339
COVID-19 related expenses (credits) (b)	470	3,056	(1,589)
Loss (gain) on sale-leaseback transactions (c)	13,624	(97,632)	2,380
Capital transaction costs (d)	—	255	2,904
Asset impairments (e)	6,620	—	—
Other (f)	(4,011)	(1,048)	2,338
Adjusted EBITDA	$536,831	$281,724	$80,299
(a) – (f) See the corresponding footnotes to the table in footnote 6 immediately above.
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
Overview
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, the United States declared a National Public Health Emergency and we closed all of our centers based on orders and advisories from federal, state and local governmental authorities regarding COVID-19. Throughout this Annual Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when we refer to “COVID-19,” or “the pandemic” such as when we describe the “impact of COVID-19” on our operations, we mean the coronavirus-related orders issued by governmental authorities affecting our operations and/or the presence of coronavirus in our centers, including COVID-19 positive members or team members.
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
Leverage
We are focused on improving the ratio of our net debt to Adjusted EBITDA, or our leverage ratio. We define net debt as the current and long-term portion of our debt, excluding unamortized debt discounts and issuance costs and fair value adjustments, less unrestricted cash and cash equivalents. Our leverage ratio was elevated due in part to the adverse impacts of COVID-19, which required us to incur additional debt and significantly reduced our Adjusted EBITDA. We have significantly improved our leverage ratio in 2023 and believe that we can continue to improve our leverage ratio as our profitability improves and we continue to strengthen our balance sheet.
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
Share-Based Compensation
During the year ended December 31, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP and liability classified awards related to our short-term incentive plan in 2023, totaling approximately $50.1 million. During the year ended December 31, 2022, we recognized share-based compensation expense associated with stock options, restricted stock, restricted stock units and our ESPP, totaling approximately $37.3 million. During the year ended December 31, 2021, we recognized share-based compensation expense associated with stock options, restricted Series A Preferred Stock, restricted stock and restricted stock units totaling approximately $334.3 million, a significant portion of which is associated with stock options that were granted prior to 2021. As of the effective date of the IPO, these stock options became fully vested, and they became exercisable either immediately or on April 4, 2022, subject to continued service through such date. Accordingly, during the period from the effective date of the IPO through April 4, 2022, we recognized share-based compensation expense associated with these stock options in an amount equal to the proportion of the total service period that passed from the respective grant dates associated with each of these stock option awards through April 4, 2022. Because the exercisability of these stock options was contingent upon the occurrence of a change of control or an initial public offering, no share-based compensation expense associated with these stock options was recognized prior to the IPO. For more information on our share-based compensation arrangements, see Note 10, Stockholders’ Equity, to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
Critical Accounting Estimates
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

Impairment of Long-Lived Assets
We test long-lived asset groups for impairment when events or circumstances indicate that the net book value of the asset group may not be recoverable. A long-lived asset group may include property and equipment, finite-lived intangible assets and/or operating lease right-of-use assets. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicators of potential impairment. Judgments regarding existence of impairment indicators are based on factors such as operational performance (including revenue and expense growth rates), market conditions and expected holding period of the primary asset associated with each asset group. We evaluate long-lived asset groups for impairment at the lowest levels for which there are identifiable cash flows, which is generally at an individual asset group level. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that asset group, compared to the carrying value of the related assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Worsening operational performance, market conditions or change in expected holding periods of each asset may cause us to re-evaluate the assumptions used in management’s analysis. We recognized impairment charges of $14.5 million, $2.1 million and $2.1 million associated with long-lived assets during the years ended December 31, 2023, 2022 and 2021, respectively.
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

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth our consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
			As a Percentage of Total Revenue
	2023	2022	2023	2022
Revenue:
Center revenue	$2,154,329	$1,769,520	97.2%	97.1%
Other revenue	62,264	53,037	2.8%	2.9%
Total revenue	2,216,593	1,822,557	100.0%	100.0%
Operating expenses:
Center operations	1,184,370	1,068,208	53.4%	58.6%
Rent	275,122	245,226	12.4%	13.4%
General, administrative and marketing	201,131	213,976	9.1%	11.7%
Depreciation and amortization	244,397	228,883	11.0%	12.6%
Other operating expense (income)	86,363	(44,355)	3.9%	(2.4)%
Total operating expenses	1,991,383	1,711,938	89.8%	93.9%
Income from operations	225,210	110,619	10.2%	6.1%
Other (expense) income:
Interest expense, net of interest income	(130,797)	(113,537)	(5.9)%	(6.2)%
Equity in earnings of affiliates	377	300	—%	—%
Total other expense	(130,420)	(113,237)	(5.9)%	(6.2)%
Income (loss) before income taxes	94,790	(2,618)	4.3%	(0.1)%
Provision for (benefit from) income taxes	18,727	(825)	0.9%	—%
Net income (loss)	$76,063	$(1,793)	3.4%	(0.1)%
Total revenue. The $394.0 million increase in Total revenue for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to continued strong growth in membership dues and in-center revenue, including continuing to realize the benefits of pricing actions already completed, membership growth in our new and ramping centers, the continued re-ramp of our centers and higher member utilization of our in-center offerings.
With respect to the $384.8 million increase in Center revenue for the year ended December 31, 2023 as compared to the year ended December 31, 2022:
•79.4% was from membership dues and enrollment fees, which increased $305.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase reflects pricing adjustments we made in our existing centers, as well as an increase in dues revenue as a result of our new and ramping centers; and
•20.6% was from in-center revenue, which increased $79.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The $9.2 million increase in Other revenue for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by the improved performance of our Life Time Work and Life Time Living locations.
Center operations expenses. The $116.2 million increase in Center operations expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to increased operating costs related to our new and ramping centers, which consisted primarily of labor-related costs in support of increased membership and in-center business, increased costs in our existing centers to support the higher utilization of our in-center business offerings by our members, and the continued investment in our facilities to deliver the highest member experience.
Rent expense. The $29.9 million increase in Rent expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year as well as our taking possession of six properties since May 31, 2022 for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. General, administrative and marketing expenses decreased $12.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to reduced center support overhead and advertising and marketing, partially offset by an increase in share-based compensation.
Depreciation and amortization expenses. Depreciation and amortization expenses increased $15.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to new center openings.
Other operating expense (income). Other operating expense for the year ended December 31, 2023 was $86.4 million as compared to Other operating income of $44.4 million for the year ended December 31, 2022. The $130.8 million change was primarily attributable to the recognition of a $13.6 million loss on sale-leaseback transactions during the year ended December 31, 2023 as compared to the recognition of a $97.5 million gain on sale-leaseback transactions during the year ended December 31, 2022, the recognition of $9.1 million of property development cost write-offs during the year ended December 31, 2023 as compared to the recognition of $2.1 million of property development cost write-offs during the year ended December 31, 2022, a $5.6 million loss associated with the sale of an outparcel of land during the year ended December 31, 2023, of which $5.3 million was recognized as an impairment charge, and increased costs in support of increased business activity for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Interest expense, net of interest income. The $17.3 million increase in Interest expense, net of interest income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was driven by a higher average level of outstanding borrowings and higher interest rates during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Provision for (benefit from) income taxes. The provision for income taxes was $18.7 million for the year ended December 31, 2023 as compared to a $0.8 million benefit from income taxes for the year ended December 31, 2022. The effective tax rate was 19.8% and 31.5% for those periods, respectively. The increase in provision for income taxes for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by the increase in earnings before income taxes, partially offset by the decrease in valuation allowance associated with certain of our deferred tax assets. The effective tax rate applied to our pre-tax income for the year ended December 31, 2023 was slightly lower than our statutory rate of 21% and reflects a decrease in the valuation allowance associated with certain of our deferred tax assets, partially offset by the tax deficiencies associated with the share-based payment awards and increase in state income tax provisions.

Net income (loss). As a result of the factors described above, net income was $76.1 million for the year ended December 31, 2023 as compared to a net loss of $1.8 million for the year ended December 31, 2022.
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
Our top priorities remain improving our balance sheet, reducing leverage and having positive cash flow from operations after all capital expenditures. Our cash flow from operations continues to improve and we have taken significant actions to improve our liquidity. In May 2023, we refinanced our $273.6 million Term Loan Facility that had a maturity date in December 2024 to our $310.0 million Term Loan Facility that has a maturity date of January 15, 2026. In December 2023, we amended our Term Loan Facility to reduce the interest rate by 0.50%. In addition, during the year ended December 31, 2023, we completed sale-leaseback transactions associated with three properties. During 2022, we completed sale-leaseback transactions associated with nine properties and rewired our Company to improve the efficiency of our club operations and corporate office. During 2021, we refinanced a significant portion of our outstanding debt and we completed sale-leaseback transactions associated with two properties. For information regarding the debt refinancing transactions, see Note 8, Debt, to our consolidated financial statements in Part II, Item 8 of this Annual Report. For more information regarding the sale-leaseback transactions that were consummated during 2023, 2022 and 2021, see Note 9, Leases, to our consolidated financial statements in Part II, Item 8 of this Annual Report. We continue to explore potential sale-leaseback transactions, but we are being selective on the timing and rates given our ability to add new centers through asset-light opportunities and our improved cash flows from operations. Additionally, we benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and control the cost and pace of capital expenditures, including in determining when to begin or delay construction on a new athletic country club.
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
As the opportunity arises or as our business needs require, we may seek to raise capital through additional debt or equity financing. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. Volatility in these markets, particularly in light of the higher interest rate environment, may increase costs associated with issuing debt instruments or affect our ability to access those markets, which could have an adverse impact on our ability to raise additional capital, to refinance existing debt and/or to react to changing economic and business conditions. In addition, it is possible that our ability to access the credit and capital markets could be limited at a time when we would like or need to do so.
As of December 31, 2023, there were $90.0 million of outstanding borrowings under our Revolving Credit Facility and there were $32.9 million of outstanding letters of credit, resulting in total availability under our Revolving Credit Facility of $352.1 million. Total cash and cash equivalents, exclusive of restricted cash, at December 31, 2023 was $11.2 million, resulting in total cash and availability under our Revolving Credit Facility of $363.3 million.
The following table sets forth our consolidated statements of cash flows data (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$463,004	$200,969	$(20,029)
Net cash used in investing activities	(574,160)	(243,542)	(269,919)
Net cash provided by financing activities	115,552	36,798	288,399
Effect of exchange rate on cash and cash equivalents	61	(353)	(9)
Increase (decrease) in cash and cash equivalents	$4,457	$(6,128)	$(1,558)
Operating Activities
The $262.0 million increase in net cash provided by operating activities for the year December 31, 2023 as compared to the year ended December 31, 2022 was primarily the result of higher profitability.
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

The $330.6 million increase in net cash used in investing activities for the year December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by a $230.0 million decrease in the amount of proceeds that we received from sale-leaseback transactions during the year ended December 31, 2023 as compared to the year ended December 31, 2022 and a $102.7 million increase in capital expenditures for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in total capital expenditures for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by new center construction activity and investment into our existing centers to modernize them as we executed our strategic initiatives. Of the $123.3 million in total proceeds we received from sale-leaseback transactions during the year ended December 31, 2023, $121.8 million and $1.5 million is reported within investing activities and financing activities, respectively, on our consolidated statement of cash flows. Of the $373.2 million in total proceeds we received from sale-leaseback transactions during the year ended December 31, 2022, $351.8 million and $21.4 million is reported within investing activities and financing activities, respectively, on our consolidated statement of cash flows.
The $26.4 million decrease in net cash used in investing activities for the year December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by a $277.9 million increase in the amount of proceeds that we received from sale-leaseback transactions during the year ended December 31, 2022 as compared to the year ended December 31, 2021, partially offset by a $262.3 million increase in capital expenditures for the year ended December 31, 2022 as compared to the year ended December 31, 2021. During the year ended December 31, 2021, we received $74.0 million of proceeds from sale-leaseback transactions, all of which is reporting within investing activities on our consolidated statement of cash flows. The increase in total capital expenditures for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by new center construction activity, continued investments in technology and corporate capital expenditures related to Life Time Work.
Financing Activities
The $78.8 million increase in net cash provided by financing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by net incremental proceeds we received from borrowings under our Term Loan Facility, Revolving Credit Facility and our construction loan and proceeds from stock option exercises during the year ended December 31, 2023.
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
Our cash requirements greater than twelve months from various contractual obligations and commitments include:
Debt Obligations and Interest Payments
Refer to Note 8, Debt, to our consolidated financial statements included in Part II, Item 8 of this Annual Report for further detail of our debt and the timing of expected future principal payments. We expect to pay approximately $146.4 million of interest in the next 12 months and approximately $218.9 million of interest beyond 12 months.
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

Contracted Services
Contracted services include agreements with third-party service providers for software licenses and support, and marketing services. We expect to pay approximately $12.5 million for contracted services in the next 12 months and approximately $4.0 million beyond 12 months.
Capital Expenditures
Our primary capital expenditure requirements include growth capital expenditures, which include new center land and construction, growth initiatives and major remodels of existing centers, as well as maintenance capital expenditures to keep our centers operational and meeting our standards.
We believe we have adequate amounts of cash to meet our requirements and plans for cash in the short-term and long-term and expect to satisfy our short-term and long-term obligations through a combination of cash on hand, funds generated from operations, sale-leaseback transactions, the borrowing capacity available under our Revolving Credit Facility and additional debt and equity financing as needed.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business that include changes in interest rates and changes in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At December 31, 2023, we held no investments in marketable securities.
In connection with the refinancing of our Term Loan Facility in May 2023, we converted the facilities under the Amended Credit Agreement from LIBOR to Term Secured Overnight Financing Rate (“SOFR”). We incur interest at variable rates under both our Term Loan Facility and Revolving Credit Facility. At December 31, 2023, there were $90.0 million of outstanding borrowings under the Revolving Credit Facility and $32.9 million of outstanding letters of credit, resulting in total revolver availability of $352.1 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowings plus 3.50% or base rate plus 2.50%. In December 2023, we amended our Term Loan Facility to reduce the interest rate by 0.50%. Our Term Loan Facility variable rates are SOFR plus the applicable credit adjustment spread plus 4.00% or base rate plus 3.00% and had an outstanding balance of $310.0 million at December 31, 2023.
Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn (and that SOFR is in excess of the floor rate applicable to the Term Loan Facility), each one percentage point change in interest rates would result in an approximately $7.9 million change in annual interest expense on the indebtedness under the Credit Facilities.
Foreign currency exchange risk
We operate primarily in the United States with three centers operating in Canada. Given our limited operations outside of the United States, fluctuations due to changes in foreign currency exchange rates would not have a material impact on our business.

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
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on our assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Management’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Life Time Group Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Life Time Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Life Time Group Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Life Time Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As described in Note 9 to the Company’s consolidated financial statements, the Company entered into and consummated sale-leaseback transactions involving three properties with unrelated third parties during the year ended December 31, 2023. The Company determined that the transactions qualified as sale-leaseback transactions in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases.
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
•We tested the effectiveness of controls over the accounting for sale-leaseback transactions, including controls over (a) management’s determination of fair value of the property and (b) the application of ASC 606 to determine whether a sale has occurred and ASC 842 to determine the classification of the lease.
•We selected a sample of sale-leaseback transactions and performed the following:
•Assessed management’s application of ASC Topic 842 and evaluated relevant lease terms, provisions and other conditions included in the Company’s sale-leaseback agreements to assess the appropriateness of the conclusion that a transfer of control has occurred.
•Evaluated whether the Company appropriately accounted for the sale by recognizing the transaction price for the sale of the property at the time control is transferred to the third party, derecognizing the carrying amount of the asset, and accounting for the lease in accordance with ASC Topic 842.
•Utilized professionals with specialized skills and knowledge in valuation to assist with assessing whether the fair value of the property was appropriately recorded for the sale-leaseback.
•Recalculated the operating lease right-of-use asset and liability based on the terms of the agreement and calculated incremental borrowing rate.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 28, 2024
We have served as the Company’s auditor since 2002.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$29,966	$25,509
Accounts receivable, net	23,903	13,381
Center operating supplies and inventories	52,803	45,655
Prepaid expenses and other current assets	57,751	45,743
Income tax receivable	10,101	748
Total current assets	174,524	131,036
Property and equipment, net	3,171,616	2,901,242
Goodwill	1,235,359	1,233,176
Operating lease right-of-use assets	2,202,601	2,116,761
Intangible assets, net	172,127	173,404
Other assets	75,914	69,744
Total assets	$7,032,141	$6,625,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,252	$73,973
Construction accounts payable	108,730	125,031
Deferred revenue	49,299	36,859
Accrued expenses and other current liabilities	185,305	154,427
Current maturities of debt	73,848	15,224
Current maturities of operating lease liabilities	58,764	51,892
Total current liabilities	557,198	457,406
Long-term debt, net of current portion	1,859,027	1,805,698
Operating lease liabilities, net of current portion	2,268,863	2,162,424
Deferred income taxes, net	56,066	41,393
Other liabilities	36,875	34,181
Total liabilities	4,778,029	4,501,102
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value per share, 500,000 shares authorized, 196,671 and 194,271 shares issued and outstanding, respectively	1,967	1,943
Additional paid-in capital	2,835,883	2,784,416
Accumulated deficit	(576,813)	(652,876)
Accumulated other comprehensive loss	(6,925)	(9,222)
Total stockholders’ equity	2,254,112	2,124,261
Total liabilities and stockholders’ equity	$7,032,141	$6,625,363
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Center revenue	$2,154,329	$1,769,520	$1,286,634
Other revenue	62,264	53,037	31,419
Total revenue	2,216,593	1,822,557	1,318,053
Operating expenses:
Center operations	1,184,370	1,068,208	844,098
Rent	275,122	245,226	209,823
General, administrative and marketing	201,131	213,976	480,543
Depreciation and amortization	244,397	228,883	235,124
Other operating expense (income)	86,363	(44,355)	43,653
Total operating expenses	1,991,383	1,711,938	1,813,241
Income (loss) from operations	225,210	110,619	(495,188)
Other (expense) income:
Interest expense, net of interest income	(130,797)	(113,537)	(224,516)
Equity in earnings (loss) of affiliates	377	300	(9)
Total other expense	(130,420)	(113,237)	(224,525)
Income (loss) before income taxes	94,790	(2,618)	(719,713)
Provision for (benefit from) income taxes	18,727	(825)	(140,344)
Net income (loss)	$76,063	$(1,793)	$(579,369)

Income (loss) per common share:
Basic	$0.39	$(0.01)	$(3.73)
Diluted	$0.37	$(0.01)	$(3.73)
Weighted-average common shares outstanding:
Basic	195,671	193,570	155,470
Diluted	204,005	193,570	155,470
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$76,063	$(1,793)	$(579,369)
Foreign currency translation adjustments, net of tax of $0	2,297	(6,206)	214
Comprehensive income (loss)	$78,360	$(7,999)	$(579,155)
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2020	145,196	$1,452	$1,569,905	$(15,000)	$(71,714)	$(3,230)	$1,481,413
Net loss	—	—	—	—	(579,369)	—	(579,369)
Other comprehensive income	—	—	—	—	—	214	214
Share-based compensation	—	—	334,339	—	—	—	334,339
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	3,843	—	—	—	3,843
Issuance of common stock in connection with the IPO and over-allotment exercise, net of offering costs	40,582	406	700,961	—	—	—	701,367
Issuance of common stock in connection with Series A Preferred Stock conversion	6,687	67	149,518	—	—	—	149,585
Issuance of restricted stock in connection with restricted Series A Preferred Stock conversion	595	6	(6)	—	—	—	—
Cancellation of stockholder note receivable	—	—	(15,000)	15,000	—	—	—
Balance at December 31, 2021	193,060	1,931	2,743,560	—	(651,083)	(3,016)	2,091,392
Net loss	—	—	—	—	(1,793)	—	(1,793)
Other comprehensive loss	—	—	—	—	—	(6,206)	(6,206)
Share-based compensation	—	—	37,291	—	—	—	37,291
Stock option exercises	363	4	3,751	—	—	—	3,755
Equity issuance costs	—	—	(270)	—	—	—	(270)
Issuance of common shares in connection with the vesting of restricted stock units	848	8	(562)	—	—	—	(554)
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	646	—	—	—	646
Balance at December 31, 2022	194,271	1,943	2,784,416	—	(652,876)	(9,222)	2,124,261
Net income	—	—	—	—	76,063	—	76,063
Other comprehensive income	—	—	—	—	—	2,297	2,297
Share-based compensation	—	—	31,151	—	—	—	31,151
Stock option exercises	1,441	14	15,756	—	—	—	15,770
Issuance of common shares in connection with the vesting of restricted stock units	597	6	(387)	—	—	—	(381)
Issuances of common stock in connection with the employee stock purchase plan	272	3	3,476	—	—	—	3,479
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	—	1,472
Balance at December 31, 2023	196,671	$1,967	$2,835,883	$—	$(576,813)	$(6,925)	$2,254,112
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$76,063	$(1,793)	$(579,369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	244,397	228,883	235,124
Deferred income taxes	14,577	(13,560)	(139,941)
Share-based compensation	50,144	37,291	334,339
Non-cash rent expense	37,544	38,534	22,602
Impairment charges associated with long-lived assets	14,466	2,062	2,076
Loss (gain) on disposal of property and equipment, net	14,089	(99,974)	2,746
Loss on debt extinguishment	—	—	40,993
Write-off of debt discounts and issuance costs	—	—	28,568
Amortization of debt discounts and issuance costs	7,821	7,873	9,590
Changes in operating assets and liabilities	6,465	3,372	26,717
Other	(2,562)	(1,719)	(3,474)
Net cash provided by (used in) operating activities	463,004	200,969	(20,029)
Cash flows from investing activities:
Capital expenditures	(693,902)	(591,178)	(328,909)
Acquisitions, net of cash acquired	(5,708)	—	(9,529)
Proceeds from sale-leaseback transactions	121,831	351,850	73,981
Other	3,619	(4,214)	(5,462)
Net cash used in investing activities	(574,160)	(243,542)	(269,919)
Cash flows from financing activities:
Proceeds from borrowings	44,291	20,084	1,907,577
Repayments of debt	(15,026)	(25,644)	(2,178,004)
Proceeds from revolving credit facility	1,376,000	805,000	159,000
Repayments of revolving credit facility	(1,306,000)	(785,000)	(253,000)
Repayments of finance lease liabilities	(1,031)	(1,404)	(1,514)
Proceeds from financing obligations	1,500	21,350	—
Payments of debt discounts and issuance costs	(3,050)	(43)	(47,586)
Proceeds from the issuance of common stock, net of issuance costs	—	—	701,926
Proceeds from stock option exercises	15,770	3,755	—
Proceeds from issuances of common stock in connection with the employee stock purchase plan	3,479	—	—
Other	(381)	(1,300)	—
Net cash provided by financing activities	115,552	36,798	288,399
Effect of exchange rate on cash and cash equivalents	61	(353)	(9)
Increase (decrease) in cash and cash equivalents	4,457	(6,128)	(1,558)
Cash and cash equivalents – beginning of period	25,509	31,637	33,195
Cash and cash equivalents – end of period	$29,966	$25,509	$31,637
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
1.Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or “the Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of December 31, 2023, we operated 171 centers in 31 states and one Canadian province.
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
We account for all of our investments in unconsolidated subsidiaries using the equity method of accounting. We apply this method of accounting to our investments when we have the ability to exercise significant influence over the operating and financial policies of the investee. Our share of the investee’s earnings (losses) associated with our investments in unconsolidated subsidiaries is included in Equity in earnings (loss) of affiliates in our consolidated statements of operations. See “Other Assets” within Note 2 below for additional information regarding our investments in unconsolidated subsidiaries.

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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Other Revenue
Other revenue includes revenue generated from our businesses outside of our centers, which are primarily media, athletic events and related services. Our media revenue includes our magazine, Experience Life®, and the related advertising revenue is recognized over the duration of the advertising placement. Our athletic events revenue includes endurance activities such as running and cycling, and our related services revenue includes revenue from our race registration and timing businesses. Athletic event revenue and race registration revenue is recognized upon the completion of the event. Other revenue also includes revenue generated from our digital memberships and our Life Time Work and Life Time Living locations.
For more information regarding revenue, see Note 6, Revenue.
Cash and Cash Equivalents
We classify all unrestricted cash accounts and highly liquid debt instruments purchased with original maturities of three months or less as cash and cash equivalents. Restricted cash of $18.8 million and $0.3 million, which is used as collateral for our self-insured workers’ compensation and general liabilities claims under our captive insurance policy, was included in cash and cash equivalents at December 31, 2023 and 2022, respectively.
Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. The allowance for doubtful accounts was $1.6 million and $0.9 million at December 31, 2023 and 2022, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value and are removed from the balance on a first-in-first-out basis. The reserve for obsolescence was approximately $1.1 million and $1.4 million at December 31, 2023 and 2022, respectively.
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
Business Combinations and Asset Acquisitions
We account for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. The total consideration transferred in a business combination is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill recognized in a business combination represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination. Certain provisions within ASC 805 prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting. For information on acquisitions during the year ended December 31, 2023 that we accounted for as business combinations, see Note 5, Goodwill and Intangibles.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. For information on the acquisition during the year ended December 31, 2023 that we accounted for as an asset acquisition, see Note 8, Debt. For information on the acquisition during the year ended December 31, 2021 that we accounted for as an asset acquisition, see Note 5, Goodwill and Intangibles.
Impairment of Long-Lived Assets
We test long-lived asset groups for impairment when events or circumstances indicate that the net book value of the asset group may not be recoverable. As it relates to our asset groups, we consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, which is generally at an individual asset group level. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that asset group, compared to the carrying value of the related assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value.
As it relates to our site development projects, we test the carrying value of capitalized development costs associated with a particular project for impairment when we determine that all or a portion of the development project is no longer deemed viable for construction. We generally recognize an impairment charge associated with a site development project or a portion of a site development project that we decide to abandon in an amount equal to the related development costs that we previously capitalized.
During 2023, 2022, and 2021, we recognized impairment charges associated with all or a portion of certain site development projects that we decided to abandon. During 2023, we also recognized an impairment charge of $5.3 million related to the sale of an outparcel of land. Accordingly, we recognized impairment charges of $14.5 million, $2.1 million and $2.1 million associated with these long-lived assets during the years ended December 31, 2023, 2022 and 2021, respectively, which are included in Other operating expense (income) in our consolidated statements of operations.
Goodwill
We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the reporting unit to which the goodwill relates and comparing this fair value to the net book value of the reporting unit. Our policy is to test goodwill for impairment on October 1 of each year. If fair value of a reporting unit is less than its carrying value, we reduce the carrying value accordingly and record a corresponding impairment loss. We have two reporting units: Centers and Corporate Businesses. At December 31, 2023 and 2022, out of the total goodwill balance of $1,235.4 million and $1,233.2 million recognized on our consolidated balance sheets, respectively, $1,233.1 million and $1,230.9 million, respectively, has been allocated to our Centers reporting unit. At both December 31, 2023 and 2022, $2.3 million has been allocated to our Corporate Businesses reporting unit. At December 31, 2023, the estimated fair value of our reporting units are in excess of their carrying value.
Based upon our review and analysis, no goodwill impairments were deemed to have occurred during the years ended December 31, 2023, 2022, and 2021. For more information on goodwill, see Note 5, Goodwill and Intangibles.
Leases
We lease some of our centers, offices and other facilities, as well as other equipment. Excluding renewal options that are not reasonably certain to be exercised, our leases have remaining contractual terms that primarily range from one year to 31 years. Most of the leases contain renewal options and escalation clauses, and certain of them include contingent rental payments, determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels. Our property leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. Our lease agreements do not contain any material residual value guarantees.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Lease Cost
Lease cost associated with operating leases and short-term leases is recognized on a straight-line basis from the date we take possession of the property through the end of the lease term. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the estimated useful life of the underlying assets or the lease term. Interest associated with finance lease liabilities is recognized using the effective interest rate method. Variable lease payments not recognized in the measurement of operating and finance lease liabilities are expensed as incurred. For more information regarding lease cost included in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, see Note 9, Leases.
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
For more information regarding the operating lease right-of-use assets and liabilities that are recognized on our December 31, 2023 and 2022 consolidated balance sheets, see Note 9, Leases.
Finance Lease Right-of-Use Assets and Liabilities
The measurement of each of our finance lease right-of-use assets and liabilities represents the present value of the remaining lease payments associated with the arrangement over the remaining lease term, discounted using an appropriate incremental borrowing rate.
Finance lease right-of-use assets are included in Other assets on our consolidated balance sheets. The current and long-term portions of our finance lease liabilities are included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheets. For more information regarding the finance lease right-of-use assets and liabilities that are recognized on our December 31, 2023 and 2022 consolidated balance sheets, see Note 9, Leases.
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
For more information regarding sale-leaseback transactions that were consummated during the years ended December 31, 2023, 2022 and 2021, see Note 9, Leases.
Build-to-Suit Lease Arrangements
For some of our centers, we enter into build-to-suit lease arrangements related to the design and construction of a new center on the property. We evaluate build-to-suit lease arrangements by first determining whether or not we control the underlying asset being constructed prior to the commencement date of the lease. If we determine that we do not control the underlying asset during the construction period, we account for the arrangement as either an operating lease or a finance lease. If we determine that we control the underlying asset during the construction period, we initially account for the arrangement as a financing transaction. For each of our build-to-suit arrangements, we have determined that we either: (1) do not control the underlying asset currently under construction as of December 31, 2023; or (2) we did not control the underlying constructed asset prior to the commencement date of the lease. Accordingly, we are accounting for each of our build-to-suit arrangements as an operating lease.
Intangible Assets
Intangible assets at December 31, 2023 and 2022 include trade names, customer relationships and a facility license associated with an outdoor enthusiast and bicycling event. For more information on intangible assets, see Note 5, Goodwill and Intangibles.
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
Other Assets
Other assets at December 31, 2023 and 2022 primarily consists of our executive nonqualified plan assets, our investments in unconsolidated subsidiaries, rent deposits and unamortized debt issuance costs associated with the revolving portion of our senior secured credit facility.

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
In December 2019, we formed both a Delaware limited liability company named Dallas-Montfort Holdings, LLC (“D-M Holdings”) and a Delaware limited liability company named Dallas-Montfort Property, LLC, which is a wholly owned subsidiary of D-M Holdings. Also in December 2019, we and an unrelated organization each became a holder of 50% of the membership interests in D-M Holdings in exchange for a cash capital contribution. These capital contributions were made in connection with the acquisition of a property in Texas. There was no operating activity associated with D-M Holdings during the years ended December 31, 2023, 2022 and 2021. We currently account for our investment in D-M Holdings using the equity method of accounting.
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the years ended December 31, 2023 and 2022.
Financial Assets and Liabilities. At December 31, 2023 and December 31, 2022, the carrying value and fair value of our outstanding long-term debt was as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,948,145	$1,934,695	$1,840,171	$1,724,178
(1) Excludes unamortized debt discounts and issuance costs.

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
Marketing Expenses
Marketing expenses, which are included in General, administrative and marketing in our consolidated statements of operations, primarily consist of marketing department costs and media and advertising costs to support and grow our Center membership levels, in-center businesses, new center openings and our ancillary businesses. Marketing expenses are recognized as incurred. Marketing expenses for the years ended December 31, 2023, 2022 and 2021 were $32.9 million, $39.3 million and $37.1 million, respectively.
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
Our income tax returns are periodically audited by U.S. federal, state and local and Canadian tax authorities. At any given time, multiple tax years may be subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. We recognize, measure, present and disclose a liability for unrecognized tax benefits related to certain tax positions that we have taken or expect to take in our income tax returns. We recognize a tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We adjust our liability for unrecognized tax benefits in the period in which an uncertain tax position is effectively settled, that statute of limitations expires for the

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
relevant taxing authority to examine the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including penalties and interest, is included in Other liabilities on our consolidated balance sheets. We recognize adjustments to our liability for unrecognized tax benefits, including penalties and interest, within Provision for (benefit from) income taxes in our consolidated statements of operations. For more information on income taxes, see Note 7, Income Taxes.
Share-Based Compensation
We account for share-based compensation related to instruments issued to employees and non-employees in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). We recognize compensation expense associated with each share-based award over the requisite service period based on the estimated grant-date fair value of the award. We estimate the fair value of stock options to purchase shares of the Company’s common stock using the Black-Scholes option pricing model. This pricing model requires management to make assumptions and to apply judgment to determine the fair value of equity awards. These assumptions and judgments include the expected term of stock options, expected stock price volatility and future stock option exercise behaviors. Share-based compensation expense related to restricted stock units is recorded based on the market value of our common stock on the date of grant. We account for share-based payment awards that represent a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock as liability-classified awards. We have elected to account for forfeitures as they occur. For more information on share-based compensation, see Note 10, Stockholders’ Equity.
Income (Loss) per Share
Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The numerator in the diluted income (loss) per share calculation is derived by adding the effect of assumed common stock conversions to income (loss) available to common stockholders. The denominator in the diluted income (loss) per share calculation is derived by adding shares of common stock deemed to be potentially dilutive to the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities that are subject to performance or market conditions are considered contingently issuable shares for purposes of calculating diluted income (loss) per share. Accordingly, these contingently issuable shares are excluded from the computation of diluted income (loss) per share until the performance or market conditions have been met. Other potentially dilutive securities that do not involve contingently issuable shares are also excluded from the computation of diluted income (loss) per share if their effect is antidilutive.
For more information on the basic and diluted income (loss) per share calculations for the years ended December 31, 2023, 2022 and 2021, see Note 11, Income (Loss) Per Share.
Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) during the years ended December 31, 2023, 2022 and 2021 is related to foreign currency translation adjustments associated with our Canadian operations.
3.Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Property held for sale	$8,600	$4,987
Construction contract receivables	25,280	8,867
Prepaid software licenses and maintenance	5,481	10,009
Other	18,390	21,880
Prepaid expenses and other current assets	$57,751	$45,743

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Real estate taxes	$32,165	$32,373
Accrued interest	38,723	36,518
Payroll liabilities	40,357	19,908
Self-insurance accruals	24,869	21,369
Corporate accruals	33,066	29,731
Other	16,125	14,528
Accrued expenses and other current liabilities	$185,305	$154,427
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Year Ended December 31,
	2023	2022	2021
Accounts receivable	$(12,857)	$(5,988)	$(1,736)
Center operating supplies and inventories	(7,131)	(4,699)	(4,729)
Prepaid expenses and other current assets	7,967	2,027	(8,050)
Income tax receivable	(9,352)	2,784	660
Other assets	5,160	796	2,363
Accounts payable	7,145	2,990	17,189
Accrued expenses and other current liabilities	8,334	6,573	38,299
Deferred revenue	10,977	3,028	(10,950)
Other liabilities	(3,778)	(4,139)	(6,329)
Changes in operating assets and liabilities	$6,465	$3,372	$26,717
Additional supplemental cash flow information is as follows:

	Year Ended December 31,
	2023	2022	2021
Net cash paid for (received from) income taxes, net of refunds received (taxes paid)	$14,051	$10,640	$(885)
Cash payments for interest, net of capitalized interest	122,154	105,152	125,411
Capitalized interest	18,692	15,872	3,749
Non-cash activities:
Issuance of Series A Preferred Stock (as defined in Note 10, Stockholders’ Equity) in connection with the extinguishment of a related party secured loan	—	—	108,591
Conversion of Series A Preferred Stock to common stock	—	—	149,585
Issuances of common stock in connection with a business acquisition	1,472	—	—
Acquisition of property and equipment through the assumption of a mortgage	10,600	—	—
See Note 9, Leases, for supplemental cash flow information associated with our lease arrangements for the years ended December 31, 2023, 2022 and 2021.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4.Property and Equipment
Property and equipment, net consisted of the following:

	Depreciable	December 31,
	Lives	2023	2022
Land		$347,989	$360,327
Buildings and related fixtures	3-44 years	2,078,305	1,894,007
Leasehold improvements	1-27 years	885,549	635,540
Construction in progress		340,507	410,985
Equipment and other	1-15 years	1,034,647	904,933
Property and equipment, gross		4,686,997	4,205,792
Less accumulated depreciation		(1,515,381)	(1,304,550)
Property and equipment, net		$3,171,616	$2,901,242
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
Depreciation expense, which is included in Depreciation and amortization in our consolidated statements of operations, for the years ended December 31, 2023, 2022 and 2021 was $242.0 million, $226.0 million and $232.4 million, respectively.
5.Goodwill and Intangibles
Goodwill
The goodwill balance was $1,235.4 million at December 31, 2023, an increase of $2.2 million as compared to $1,233.2 million at December 31, 2022. During the year ended December 31, 2023, we acquired businesses for a total purchase price of approximately $2.1 million. Of this amount, approximately $2.2 million was allocated to goodwill, approximately $0.1 million was allocated to property and equipment and approximately $0.2 million was allocated to liabilities assumed. The consideration for these acquisitions consisted of $0.6 million of cash and approximately 0.9 million shares of our common stock with an estimated fair value of approximately $1.5 million as of the acquisition dates. We accounted for each of these acquisitions as a business combination. The financial results associated with these acquisitions have been included in our consolidated financial statements since the acquisition dates.
Intangibles
Intangible assets consisted of the following:

	December 31, 2023
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	$163,000
Other	15,502	(6,375)	9,127
Total intangible assets	$178,502	$(6,375)	$172,127

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

	December 31, 2022
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	$163,000
Other	16,987	(6,583)	10,404
Total intangible assets	$179,987	$(6,583)	$173,404
Other intangible assets at both December 31, 2023 and 2022 include a facility license as well as customer relationships associated with our race registration and timing businesses.
During the year ended December 31, 2021, we acquired a facility license associated with an outdoor enthusiast and bicycling event for approximately $10.2 million, of which approximately $1.1 million was included in Accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2022 and which was subsequently paid in February 2023. This license expires in April 2031. This acquisition was accounted for as an asset acquisition. The facility license costs are being amortized on a straight-line basis over its estimated useful life of 9.8 years.
Amortization expense associated with intangible assets for the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $1.5 million and $1.3 million, respectively. Amortization of intangible assets is included in Depreciation and amortization in our consolidated statements of operations.
As of December 31, 2023, the expected remaining amortization associated with intangible assets for the next five years was as follows:

2024	$1,114
2025	1,114
2026	1,114
2027	1,114
2028	1,114
6.Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Membership dues and enrollment fees	$1,557,289	$1,251,693	$907,111
In-center revenue	597,040	517,827	379,523
Total center revenue	2,154,329	1,769,520	1,286,634
Other revenue	62,264	53,037	31,419
Total revenue	$2,216,593	$1,822,557	$1,318,053

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The timing associated with the revenue we recognized during the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023			2022			2021
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$1,904,061	$62,264	$1,966,325	$1,546,276	$53,037	$1,599,313	$1,121,717	$31,419	$1,153,136
Goods and services transferred at a point in time	250,268	—	250,268	223,244	—	223,244	164,917	—	164,917
Total revenue	$2,154,329	$62,264	$2,216,593	$1,769,520	$53,037	$1,822,557	$1,286,634	$31,419	$1,318,053
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, Dynamic Personal Training and other center services offerings, as well as our media and athletic events. Contract liabilities at December 31, 2023 and 2022 were $49.9 million and $38.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our consolidated balance sheets. Deferred revenue at December 31, 2023 and 2022 was $49.3 million and $36.9 million, respectively, and consists primarily of prepaid membership dues, enrollment fees, Dynamic Personal Training and other in-center services, as well as media and athletic events.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our consolidated balance sheets. Long-term contract liabilities at December 31, 2023 and 2022 were $0.6 million and $2.0 million, respectively, and consist primarily of deferred enrollment fees.
7.Income Taxes
The provision for (benefit from) income taxes is comprised of:

	Year Ended December 31,
	2023	2022	2021
Current tax expense (benefit)
Federal	$(2,497)	$7,709	$(528)
State and local	6,649	5,314	309
Foreign	(2)	—	—
Total current tax expense (benefit)	4,150	13,023	(219)
Deferred tax expense (benefit)
Federal	25,341	(5,008)	(135,789)
State and local	(11,491)	(8,632)	(8,252)
Foreign	727	80	4,100
Total deferred tax expense (benefit)	14,577	(13,560)	(139,941)
Non-current benefit	—	(288)	(184)
Provision for (benefit from) income taxes	$18,727	$(825)	$(140,344)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The amount of deferred tax expense (benefit) differs from the change in the year-end deferred tax balances due to the tax effect of other comprehensive income, additional paid-in capital items or change in foreign currency exchange rates.
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
The reconciliation between our effective tax rate on income before income taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at federal statutory rate	$20,056	$(610)	$(151,582)
State and local income taxes, net of federal tax benefit	8,393	869	(20,575)
Section 162(m) limitation	3,341	3,709	4,831
Share-based compensation	2,060	50	—
CARES Act	—	—	(1,283)
Loss on debt extinguishment	—	—	8,609
Change in valuation allowance	(15,216)	(4,833)	16,933
Other, net	93	(10)	2,723
Provision for (benefit from) income taxes	$18,727	$(825)	$(140,344)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the net deferred tax liability are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Lease-related liabilities	$607,331	$573,543
Accrued equity compensation	76,422	80,198
Accrued expenses	18,522	11,974
Deferred revenue	1,608	1,538
Net operating loss	85,217	105,214
Business interest	57,793	35,253
Other	5,742	5,589
Valuation allowance	(9,592)	(24,633)
Total deferred tax assets	843,043	788,676
Deferred tax liabilities:
Property and equipment	(277,360)	(236,334)
Intangibles	(44,543)	(42,764)
Operating and finance lease right-of-use assets	(566,087)	(539,797)
Partnership interest	(1,654)	(1,677)
Prepaid expenses	(8,952)	(9,147)
Costs related to deferred revenue	(82)	(227)
Other	(431)	(123)
Total deferred tax liabilities	(899,109)	(830,069)
Net deferred tax liability	$(56,066)	$(41,393)
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
We are subject to taxation in the U.S., Canada and various states. Our tax years 2023, 2022, 2021 and 2020 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2020.
As of December 31, 2023, we had a federal income tax net operating loss carryforward related to our U.S. operations of approximately $329.1 million ($69.1 million tax effected), that can be carried forward indefinitely. As of December 31, 2023, we also had state net operating loss carryforwards totaling approximately $196.9 million ($11.0 million tax effected), of which approximately $147.6 million ($8.1 million tax effected) expires between 2027 and 2044 and approximately $49.3 million ($2.9 million tax effected) can be carried forward indefinitely. As it relates to our Canada operations, we had an income tax net operating loss carryforward of approximately $19.4 million ($5.1 million tax effected) as of December 31, 2023, which is subject to expiration between tax years 2036 and 2042.
As of December 31, 2022, we had a federal income tax net operating loss carryforward related to our U.S. operations of approximately $393.8 million ($82.7 million tax effected), that can be carried forward indefinitely. As of December 31, 2022, we also had state net operating loss carryforwards totaling approximately $295.6 million ($16.9 million tax effected), of which approximately $218.0 million ($12.5 million tax effected) was to expire between 2026 and 2043 and approximately $77.6 million ($4.4 million tax effected) could be carried forward indefinitely. As it relates to our Canada operations, we had an income tax net operating loss carryforward of approximately $21.3 million ($5.7 million tax effected) as of December 31, 2022, which was subject to expiration between tax years 2032 and 2042.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
As of December 31, 2023, we had a business interest carryforward of approximately $229.6 million ($57.8 million tax effected) that can be carried forward indefinitely.
As of December 31, 2022, we had a business interest carryforward of approximately $143.4 million ($35.3 million tax effected) that can be carried forward indefinitely.
We considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations to determine the extent to which we believe net deferred tax assets will more likely than not be realized. Based on this assessment, as of December 31, 2023, a valuation allowance of $0.4 million has been recorded to reduce the deferred tax asset associated with the state net operating loss carryforwards and other deferred tax assets. As of December 31, 2023, a valuation allowance of approximately $8.1 million has been recorded to reduce the deferred tax asset associated with the Canadian net operating loss carryforward and other deferred tax assets. As of December 31, 2023, we had a foreign tax credit carryforward of approximately $1.1 million that can be used to offset future U.S. federal tax liabilities on foreign-sourced income. We project that our foreign sourced income will not be sufficient to fully utilize the credit carryforward. As a result, a valuation allowance of $1.1 million has been recorded as of December 31, 2023 to reduce the deferred tax asset associated with the foreign tax credit carryforward.
As of December 31, 2022, a valuation allowance of $15.4 million was recorded to reduce the deferred tax asset associated with the state net operating loss carryforwards and other deferred tax assets. As of December 31, 2022, a valuation allowance of approximately $8.1 million was recorded to reduce the deferred tax asset associated with the Canadian net operating loss carryforward and other deferred tax assets. As of December 31, 2022, we had a foreign tax credit carryforward of approximately $1.1 million that can be used to offset future U.S. federal tax liabilities on foreign-sourced income. We projected that our foreign sourced income will not be sufficient to fully utilize the credit carryforward. As a result, a valuation allowance of $1.1 million has been recorded as of December 31, 2022 to reduce the deferred tax asset associated with the foreign tax credit carryforward.
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
8.Debt
Debt consisted of the following:

	December 31,
	2023	2022
Term Loan Facility (1)	$310,000	$273,625
Revolving Credit Facility, maturing December 2026	90,000	20,000
Secured Notes, maturing January 2026	925,000	925,000
Unsecured Notes, maturing April 2026	475,000	475,000
Construction Loan, maturing February 2026	28,000	21,330
Mortgage Notes, various maturities	115,502	119,928
Other debt	4,122	4,122
Fair value adjustment	521	1,166
Total debt	1,948,145	1,840,171
Less unamortized debt discounts and issuance costs	(15,270)	(19,249)
Total debt less unamortized debt discounts and issuance costs	1,932,875	1,820,922
Less current maturities	(73,848)	(15,224)
Long-term debt, less current maturities	$1,859,027	$1,805,698
(1) See “—Term Loan Facility” below.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Senior Secured Credit Facility
In June 2015, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a senior secured credit facility with a group of lenders led by Deutsche Bank AG as the administrative agent. On May 9, 2023, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a tenth amendment to the credit agreement governing our senior secured credit facilities (the “Credit Agreement”). Pursuant to such tenth amendment, we refinanced our $273.6 million term loan facility that had a maturity date in December 2024 to our $310.0 million term loan facility (the “Term Loan Facility”) that has a maturity date of January 15, 2026. A portion of the net incremental cash proceeds we received under such tenth amendment was used to pay down the then existing balance on the revolving portion of our senior secured credit facilities (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). We also converted the Credit Facilities under such tenth amendment from LIBOR to SOFR. Loans under the Term Loan Facility were issued with original issue discount of 0.50%. On December 6, 2023, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into an eleventh amendment to the Credit Agreement which reduced the interest rate under the Term Loan Facility by 0.50%. Loans under such eleventh amendment were issued at par with no original issue discount. The refinancing transactions during 2023 were accounted for as debt modifications.
Upon the exercise of an accordion feature and subject to certain conditions, borrowings under the Credit Facilities may be increased subject, in certain cases, to meeting a first lien net leverage ratio. The Credit Facilities are secured by a first priority lien (on a pari-passu basis with the Secured Notes described below) on substantially all of our assets.
Term Loan Facility
Loans under the Term Loan Facility bear interest at a floating rate per annum of, at our option, SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus the continued applicable margin of 4.00% or a base rate plus 3.00%. The applicable margins will increase to 4.25% and 3.25%, respectively, if our public corporate family ratings falls below B2 and B from Moody’s and S&P, respectively. Before the IPO, our term loan facility had a principal balance of $850.0 million and amortized at 0.25% quarterly, which required us to make three mandatory quarterly principal repayments of approximately $2.1 million during the year ended December 31, 2021. On October 13, 2021, we used a portion of net proceeds we received in connection with the IPO to pay down $575.7 million (including a $5.7 million prepayment penalty) of our term loan facility. As a result of the pay down, we are no longer required to make quarterly principal payments on the Term Loan Facility prior to its maturity.
Revolving Credit Facility
Our Revolving Credit Facility provides for a $475.0 million revolver and matures in December 2026, except that the maturity will be October 16, 2025 if we have at least $100.0 million remaining outstanding on the Secured Notes (as defined below) on such date and January 14, 2026 if we have at least $100.0 million remaining outstanding on the Unsecured Notes (as defined below) on such date. At December 31, 2023, there were $90.0 million of outstanding borrowings on the Revolving Credit Facility and there were $32.9 million of outstanding letters of credit, resulting in total revolver availability of $352.1 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus the applicable credit adjustment spread plus 3.50% or base rate plus 2.50%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the year ended December 31, 2023 was 8.60% and $62.6 million, respectively. The highest balance during the year was $150.0 million.
Secured Notes
On January 22, 2021, Life Time, Inc. issued senior secured notes (the “Secured Notes”) in an aggregate principal amount of $925.0 million. These notes mature in January 2026 and interest only payments are due semi-annually in arrears at 5.75%. Life Time, Inc. has the option, which began on January 15, 2023, to call the Secured Notes, in whole or in part, on one or more occasions, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to January 15, 2023, Life Time, Inc. could have redeemed up to 40.00% of the aggregate principal amount of the Secured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 105.75% of the principal amount of the Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Life Time, Inc. did not exercise this redemption right. The Secured Notes and the related guarantees are our senior secured obligations and are secured on a first-priority basis by security interests on substantially all of our assets.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Unsecured Notes
On February 5, 2021, Life Time, Inc. issued senior unsecured notes (the “Unsecured Notes”) in the original principal amount of $475.0 million. The Unsecured Notes mature in April 2026 and interest only payments are due semi-annually in arrears at 8.00%. Life Time, Inc. has the option, which began on February 1, 2023, to redeem the Unsecured Notes, in whole or in part, on one or more occasions, subject to the payment of a redemption price that includes a call premium that varies depending on the year of redemption. In addition, at any time prior to February 1, 2023, Life Time, Inc. could have redeemed up to 40.00% of the aggregate principal amount of the Unsecured Notes outstanding with the net proceeds of certain equity offerings by us at a redemption price equal to 108.00% of the principal amount of the Unsecured Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Life Time, Inc. did not exercise this redemption right. The Unsecured Notes and the related guarantees are our general senior unsecured obligations and will rank equally in right of payment with all of our existing and future senior indebtedness without giving effect to collateral arrangements.
Construction Loan
On January 22, 2021, we closed on a construction loan (the “Construction Loan”) providing up to $28.0 million to partially finance the construction of a Life Time Living location. The Construction Loan has a maturity date of February 15, 2026 and is collateralized by the property. Borrowings under the Construction Loan bear interest at a variable annual rate of no less than 4.80%. Interest only payments are due monthly beginning April 15, 2022 and continuing through February 15, 2024. Beginning March 15, 2024, based on the principal balance due as of February 15, 2024, monthly principal and interest installment payments will be due in an amount sufficient to fully amortize the principal balance at maturity. At December 31, 2023 and 2022, there were $28.0 million and $21.3 million, respectively, of outstanding borrowings on the Construction Loan.
Mortgage Notes
Certain of our subsidiaries have entered into mortgage facilities with various financial institutions (collectively, the “Mortgage Notes”), which are collateralized by certain of our related real estate and buildings, including one of our corporate headquarters properties. The Mortgage Notes have varying maturity dates from February 2024 through August 2027 and carried a weighted average interest rate of 5.75% and 5.12% at December 31, 2023 and 2022, respectively. Payments of principal and interest on each of the Mortgage Notes are payable monthly on the first business day of each month. The Mortgage Notes contain customary affirmative covenants, including but not limited to, payment of property taxes, granting of lender access to inspect the properties, maintenance of the properties, providing financial statements, providing estoppel certificates and lender consent to leases. The Mortgage Notes also contain various customary negative covenants, including, but not limited to, restrictions on transferring the property, change in control of the borrower and changing the borrower’s business or principal place of business. As of December 31, 2023, we were either in compliance in all material respects with the covenants associated with the Mortgage Notes or the covenants were not applicable.
During the year ended December 31, 2023, we acquired a health club facility for a total purchase price of $15.8 million. As part of this acquisition, we paid cash of $4.0 million and assumed an existing mortgage note and related accrued interest liability of $10.6 million and $1.2 million, respectively. The mortgage note matures in June 2024, and is included in current maturities of long-term debt on our consolidated balance sheet as of December 31, 2023. The entire $15.8 million purchase price was allocated to property and equipment.

During the year ended December 31, 2022, we closed on a sale-leaseback transaction that included certain properties that served as collateral for one of the Mortgage Notes. Accordingly, we used a portion of the net cash proceeds we received from the sale-leaseback transaction to pay off in full the then outstanding principal balance of $4.6 million associated with this Mortgage Note. For more information regarding the sale-leaseback transaction, see Note 9, Leases.
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
Debt Discounts and Issuance Costs
Unamortized debt discounts and issuance costs associated with the Term Loan Facility, Secured Notes, Unsecured Notes and Construction Loan of $15.3 million and $19.2 million are included in Long-term debt, net of current portion on our consolidated balance sheets at December 31, 2023 and 2022, respectively.
Unamortized revolver-related debt issuance costs of $2.3 million and $3.1 million are included in Other assets on our consolidated balance sheets at December 31, 2023 and 2022, respectively.
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
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Credit Facilities, Secured Notes, Unsecured Notes and Mortgages Notes. We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility, which requires us to maintain a first lien net leverage ratio, if 30.00% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $20.0 million).
As of December 31, 2023, we were either in compliance in all material respects with the covenants or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized debt discounts and issuance costs and fair value adjustments, at December 31, 2023 were as follows:

2024	$73,848
2025	12,862
2026	1,839,890
2027	17,853
2028	181
Thereafter	2,990
Total future maturities of long-term debt	$1,947,624

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
9.Leases
Lease Cost
Lease cost included in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2023	2022	2021	Classification in Consolidated Statements of Operations
Lease cost:
Operating lease cost	$261,144	$237,499	$204,165	Rent
Short-term lease cost	4,105	2,113	1,049	Rent
Variable lease cost	9,873	5,614	4,609	Rent
Variable lease cost	66,007	60,352	56,716	Center operations
Finance lease cost:
Amortization of right-of-use assets	1,024	1,372	1,493	Depreciation and amortization
Interest on lease liabilities	98	99	177	Interest expense, net of interest income
Interest on financing obligations	2,401	—	—	Interest expense, net of interest income
Total lease cost	$344,652	$307,049	$268,209
Sale-Leaseback Transactions
Sale-Leaseback Transactions with Unrelated Third Parties
During the year ended December 31, 2023, we entered into and consummated sale-leaseback transactions with unrelated third parties. Under these transactions, we sold three properties for $124.0 million, which was reduced by transaction costs of $0.7 million, for net cash proceeds of $123.3 million. The estimated fair value of the property sold was $128.4 million. Accordingly, the aggregate sales price associated with these arrangements was increased by $4.4 million, of which $5.9 million was associated with a property sale in which the sales price was less than the fair value of the property sold, which was recognized as an increase in the aggregate sales price associated with this property and an increase in the related operating lease right-of-use asset, and $1.5 million was associated with a property sale in which the sales price was greater than the fair value of the property sold, which was recognized as a reduction in the aggregate sales price associated with this property and as a financing obligation separate from the related operating lease liability. For cash flow purposes, the $1.5 million of proceeds we received from this financing obligation are reported within financing activities on our consolidated statement of cash flows. During the year ended December 31, 2023, we recognized a loss of $13.6 million on sale-leaseback transactions. This loss is included in Other operating expense (income) in our consolidated statement of operations.
During the year ended December 31, 2022, we entered into and consummated sale-leaseback transactions with unrelated third parties. Under these transactions, we sold nine properties for $375.0 million, which was reduced by transaction costs of $1.8 million, for net cash proceeds of $373.2 million. The estimated fair value of the properties sold was $385.1 million. Accordingly, the aggregate sales price associated with these arrangements was increased by a total of $10.1 million, which resulted in the recognition of a gain of $97.5 million on these transactions. This gain is included in Other operating expense (income) in our consolidated statement of operations for the year ended December 31, 2022. Of the $10.1 million net sales price increase recognized in connection with these transactions, $31.5 million was associated with property sales in which the sales price was less than the fair value of the properties sold, which was recognized as an increase in the aggregate sales price associated with these properties and an increase in the related operating lease right-of-use assets, and $21.4 million was associated with property sales in which the sales price was greater than the fair value of the properties sold, which was recognized as a reduction in the aggregate sales price associated with these properties and as financing obligations separate from the related operating lease liabilities. For cash flow purposes, the $21.4 million of proceeds we received from these financing obligations during the year ended December 31, 2022 are reported within financing activities on our consolidated statement of cash flows.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2021, we entered into and consummated sale-leaseback transactions with unrelated third parties. Under these transactions, we sold two properties for $76.0 million, which was reduced by transaction costs of $2.0 million, for net cash proceeds of $74.0 million. The estimated fair value of the properties sold was $85.5 million. Accordingly, the aggregate sales price associated with these arrangements was increased by a total of $9.5 million, which resulted in the recognition of a gain of $2.3 million on these transactions, which is included in Other operating expense (income) in our consolidated statement of operations for the year ended December 31, 2021.
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

	December 31,		Classification on Consolidated Balance Sheets
	2023	2022
Lease right-of-use assets:
Operating leases	$2,202,601	$2,116,761	Operating lease right-of-use assets
Finance leases (1)	1,406	1,083	Other assets
Total lease right-of-use assets	$2,204,007	$2,117,844
Lease-related liabilities:
Current
Operating leases	$58,764	$51,892	Current maturities of operating lease liabilities
Finance leases	633	796	Accrued expenses and other current liabilities
Non-current
Operating leases	2,268,863	2,162,424	Operating lease liabilities, net of current portion
Finance leases	783	312	Other liabilities
Financing obligations	23,151	21,557	Other liabilities
Total lease-related liabilities	$2,352,194	$2,236,981
(1)Finance lease right-of-use assets were reported net of accumulated amortization of $0.8 million and $1.8 million at December 31, 2023 and 2022, respectively.
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our lease-related liabilities at December 31, 2023 were as follows:

December 31, 2023
Weighted-average remaining lease term (1)
Operating leases	17.2 years
Finance leases	2.7 years
Financing obligations	23.7 years
Weighted-average discount rate
Operating leases	8.59%
Finance leases	8.42%
Financing obligations	11.00%

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
Supplemental Cash Flow Information
Supplemental cash flow information associated with our leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease-related liabilities:
Operating cash flows from operating leases	$226,896	$199,762	$182,644
Operating cash flows from finance leases	98	99	177
Financing cash flows from finance leases	1,031	1,404	1,514
Operating cash flows from financing obligations	2,307	—	—
Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	140,614	294,722	210,541
Finance leases	1,347	391	1,272
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	17,364	(6,551)	(6,345)
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	5,900	31,440	9,500
Non-cash increase in financing obligations as a result of interest accretion	94	—	—
Maturities of Operating Lease Liabilities, Finance Lease Liabilities and Financing Obligations
The maturities associated with our lease-related liabilities at December 31, 2023 are as follows:

	Operating Leases	Finance Leases	Financing Obligations	Total
2024	$245,039	$830	$2,451	$248,320
2025	253,965	589	2,487	257,041
2026	256,420	247	2,525	259,192
2027	258,077	1	2,562	260,640
2028	260,030	—	2,601	262,631
Thereafter	3,360,443	—	56,907	3,417,350
Total lease payments	4,633,974	1,667	69,533	4,705,174
Less: Imputed interest	2,306,347	251	46,382	2,352,980
Present value of lease-related liabilities	$2,327,627	$1,416	$23,151	$2,352,194
Leases Not Yet Commenced
As of December 31, 2023, we had entered into several leases associated with future centers and Life Time Work locations that were executed, but for which we did not yet have control of the underlying assets. Accordingly, as of December 31, 2023, we did not recognize any right-of-use assets or lease liabilities associated with these leased locations on our consolidated balance sheet. These arrangements contain undiscounted lease payments that are payable during the initial lease terms, which range from 20 to 25 years, totaling approximately $414.6 million.

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
Fair Value of Series A Preferred Stock and Restricted Series A Preferred Stock Award
The fair value of the Series A Preferred Stock and the restricted Series A Preferred Stock award was estimated using an as-converted value plus risky put option model. The put option value was estimated using the Black-Scholes option pricing model. Primary assumptions used in determining the estimated issuance date fair value of the Series A Preferred Stock included: the estimated equity value associated with the then outstanding common stock of Life Time Group Holdings, Inc., a strike price of $20.00 per share, PIK dividend yield rate of 15.0%, expected term of 1.0 year, volatility rate of 65.00% and a risk-free rate of 0.08%.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Restricted Common Stock
Share-based compensation expense associated with the shares of restricted common stock that were issued upon the automatic conversion of the restricted Series A Preferred Stock award for the year ended December 31, 2022 was $5.0 million, all of which is included in General, administrative and marketing in our consolidated statement of operations. During the period from October 12, 2021 through December 31, 2021, we recognized $4.3 million of share-based compensation expense associated with the restricted common stock award, which is included in General, administrative and marketing in our consolidated statements of operations. These restricted common stock shares fully vested as of April 4, 2022, and there is no unrecognized share-based compensation expense related to these shares. The fair value of the restricted common stock shares that vested during the year ended December 31, 2022 was approximately $8.9 million, which represents the fair value of the underlying shares measured as of the vesting date. No restricted common stock shares vested during the years ended December 31, 2021.
Equity Incentive Plans
2015 Equity Plan
On October 6, 2015, our board of directors adopted the LTF Holdings, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Equity Plan”). During the year ended December 31, 2021, our board of directors and stockholders approved an amendment to the 2015 Equity Plan to increase the number of shares of our common stock reserved for issuance under the 2015 Equity Plan to approximately 30.6 million shares of our common stock. Effective with the IPO, no further grants have been or will be made under the 2015 Equity Plan. Approximately 1.0 million shares that were reserved and available for issuance under the 2015 Equity Plan are now available for issuance under the 2021 Equity Plan as detailed below.
2021 Equity Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Incentive Award Plan (the “2021 Equity Plan”), under which we may grant cash and equity-based incentive awards to our employees, consultants and directors. The maximum number of shares of our common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) approximately 14.5 million shares of our common stock, (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors, and (iii) the approximately 1.0 million shares of our common stock that were available for issuance under the 2015 Equity Plan as of October 6, 2021; provided, however, no more than 14.5 million shares may be issued upon the exercise of incentive stock options. Our board of directors determined that no additional shares would become available under the 2021 Equity Plan as of January 1, 2023 pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Effective January 1, 2022, the number of shares of our common stock available for issuance under the 2021 Equity Plan increased by approximately 7.7 million shares pursuant to such evergreen feature. Additionally, the number of shares of our common stock available for issuance under the 2021 Equity Plan may increase with respect to awards under the 2015 Equity Plan which are forfeited or lapse unexercised and which following the effective date of the 2021 Equity Plan are not issued under such prior plan. The share reserve formula under the 2021 Equity Plan is intended to provide us with the continuing ability to grant equity awards to eligible employees, directors and consultants for the 10-year term of the 2021 Equity Plan.
As of December 31, 2023, approximately 17.6 million shares were available for future awards to employees and other eligible participants under the 2021 Equity Plan.
2021 Employee Stock Purchase Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to allow our eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: an Internal Revenue Service (“IRS”) Code section 423 (“Section 423”) component, which is intended to qualify under Section 423 of the IRS Code and a non-Section 423 component, which need not qualify under Section 423 of the IRS Code. The aggregate number of shares of our common stock that has initially been reserved for issuance under the ESPP is equal to (i) approximately 2.9 million shares of our common stock, and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 1% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of our shares of common stock as determined by our board of directors; provided that in no event will more than 29.0 million shares of our common stock be available for issuance under the Section 423

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
component of the ESPP. Our board of directors determined that no additional shares would become available under the ESPP as of January 1, 2023 and January 1, 2022 pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Our board of directors or the compensation committee will have authority to interpret the terms of the ESPP and determine eligibility of participants.
We launched the first offering period under the ESPP on December 1, 2022. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s gross base compensation for services to us. On the first trading day of each offering period, each participant is automatically granted an option to purchase shares of our common stock. The purchase option expires at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. We have consecutive offering periods of approximately six months in length commencing on each June 1 and December 1 during the term of the ESPP. The purchase price for a share of our common stock is 90% of the fair market value of a share on the enrollment date for such offering period or on the purchase date, whichever is lower, and subject to adjustment by our board of directors or compensation committee. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period and are paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Upon exercise, the participant purchases the number of whole shares that his or her accumulated payroll deductions will buy at the purchase option price, subject to the certain participation limitations. Participation ends automatically upon a participant’s termination of employment. During the year ended December 31, 2023, 0.3 million shares were issued under the ESPP. We recognized $1.2 million and $0.1 million of share-based compensation expense for the discount received by participants during the years ended December 31, 2023 and 2022, respectively, all of which is included in General, administrative and marketing in our consolidated statements of operations. As of December 31, 2023, unrecognized share-based compensation expense was approximately $0.8 million, which is expected to be recognized over a weighted average remaining period of 0.4 years.
Stock Options
Stock Option Activity
Activity associated with stock options during the year ended December 31, 2023 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	24,926	$12.17
Granted	1,359	17.55
Exercised	(1,441)	10.94
Forfeited or cancelled	(221)	19.18
Outstanding at December 31, 2023	24,623	$12.47	3.7	$88,230
Exercisable as of December 31, 2023	21,231	$11.71	2.9	$88,228
Options Granted
During the years ended December 31, 2023 and 2022, the Company granted approximately 1.4 million and 1.0 million stock option awards, respectively, under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. The exercise price associated with each of these awards was not less than the fair market value per share of our common stock at the time of grant.
During the year ended December 31, 2021, the Company granted approximately 3.8 million stock option awards, of which approximately 3.2 million were granted under the 2015 Equity Plan and approximately 0.6 million were granted under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant. The exercise prices and terms of these awards were determined and approved by our board of directors or a committee thereof. The exercise price associated with each

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
of these awards was not less than the fair market value per share of our common stock, as determined by our board of directors or a committee thereof, at the time of grant.
Of the 3.8 million total stock options granted during the year ended December 31, 2021, approximately 3.3 million were time-based vesting options and approximately 0.5 million were performance-based vesting options. The time-based options vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. All of the performance-based options vested upon the attainment of certain targets for the twelve-month period that commenced on January 1, 2021 and ended on December 31, 2021. Both the time-based and performance-based options became exercisable (but not vested) on April 4, 2022, which was the first date following the expiration of the 180-day lock-up period applicable to the optionee related to the IPO.
Intrinsic Value and Income Tax Benefits Associated with Option Exercises
The total intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was approximately $12.2 million and $1.5 million, respectively. In connection with these stock option exercises, we recognized an aggregate income tax benefit of approximately $2.2 million and $0.3 million during the years ended December 31, 2023 and 2022, respectively. No stock options were exercised during the year ended December 31, 2021.
Fair Value of Stock Option Awards Granted
The fair value of the options granted during the years ended December 31, 2023, 2022 and 2021 was calculated using the Black-Scholes option pricing model. The following weighted average assumptions were used in determining the fair value of stock options granted:

	Year Ended December 31,
	2023	2022	2021
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate (1)	3.88%	2.24%	0.97%
Expected volatility (2)	52.50%	55.00%	58.50%
Expected term of options (in years) (3)	6.3	6.3	6.1
Fair Value	$9.63	$7.34	$10.42
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
Share-Based Compensation Expense Associated with Stock Options
Share-based compensation expense associated with stock options for the year ended December 31, 2023 was $11.8 million, of which $0.5 million, $11.0 million and $0.3 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with stock options for the year ended December 31, 2022 was $19.8 million, of which $1.4 million, $17.8 million and $0.5 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with stock options for the year ended December 31, 2021 was $320.5 million, of which $12.7 million, $303.3 million and $4.5 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. A significant portion of the share-based compensation expense that we recognized during the year ended December 31, 2021 is associated with stock options that were granted prior to 2021. As of the effective date of the IPO, these stock options became fully vested, and they became exercisable either immediately or on April 4, 2022, subject to continued service through such date. Accordingly, during the period from the effective date of the IPO through April 4, 2022, we recognized share-based compensation expense associated with these stock options in an amount

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
equal to the proportion of the total service period that passed from the respective grant dates associated with each of these stock option awards through April 4, 2022. Because the exercisability of these stock options was contingent upon the occurrence of a change of control or an initial public offering, no share-based compensation expense associated with these stock options was recognized prior to the IPO.
As of December 31, 2023, unrecognized share-based compensation expense related to stock options was approximately $17.8 million, which is expected to be recognized over a weighted average remaining period of 2.6 years.
Restricted Stock Units
Restricted Stock Unit Activity
Activity associated with restricted stock units during the year ended December 31, 2023 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	2,486	$15.30
Granted	1,131	17.41
Vested	(622)	15.51
Forfeited	(525)	14.90
Nonvested at December 31, 2023	2,470	$16.30
Restricted Stock Units Granted
During the year ended December 31, 2023, the Company granted approximately 1.1 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 0.4 million were time-based vesting awards, approximately 0.4 million were time-based vesting awards with a performance qualifier and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program. Of the 1.1 million restricted stock unit awards that were granted during the year ended December 31, 2023, approximately 0.8 million vest in four ratable annual installments (subject to meeting a performance qualifier for approximately 0.4 million of such awards), approximately 0.3 million vest based on meeting certain performance metrics under our short-term incentive compensation plan with any performance above the target metric resulting in the issuance of additional fully-vested shares of our common stock as detailed under “—Other Share-Based Payment Awards” below and less than 0.1 million vest in two ratable annual installments, in each case subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.

During the year ended December 31, 2022, the Company granted approximately 1.7 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 1.4 million were time-based vesting awards and approximately 0.3 million were time-based vesting awards with a performance qualifier. Of the 1.7 million restricted stock unit awards that were granted during the year ended December 31, 2022, approximately 1.6 million vest in four ratable annual installments (subject to meeting a performance qualifier for approximately 0.3 million of such awards), approximately 0.1 million vest in two ratable annual installments and less than 0.1 million vest in approximately one annual installment, in each case subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. The majority of the awards that vest in two ratable annual installments were granted to certain executives and non-executives as part of their incentive compensation for 2021, which had been recognized as an accrued compensation liability at December 31, 2021. The fair value of these restricted stock unit awards was approximately $0.6 million. Accordingly, effective with the grant date associated with these restricted stock units, we recognized a $0.6 million decrease in Accrued expenses and other current liabilities and a $0.6 million increase in Additional paid-in capital on our consolidated balance sheets. The weighted average grant date fair value associated with the approximately 1.7 million restricted stock unit awards granted during the year ended December 31, 2022 was $14.26.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2021, the Company granted approximately 1.9 million restricted stock unit awards, of which approximately 0.6 million were granted under the 2015 Equity Plan and approximately 1.3 million were granted under the 2021 Equity Plan. Of the 0.6 million restricted stock unit awards granted under the 2015 Equity Plan during the year ended December 31, 2021, approximately 0.5 million were granted to our CEO and approximately 0.1 million were granted to non-CEO executives and a director. All of the 1.3 million restricted stock units granted under the 2021 Equity Plan during the year ended December 31, 2021 were granted to non-CEO holders. The weighted average grant date fair value associated with the approximately 1.9 million restricted stock unit awards granted during the year ended December 31, 2021 was $18.01.
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
Also during the second quarter of 2021, our compensation committee granted approximately 0.1 million restricted stock units under the 2015 Equity Plan to certain of our non-CEO executives and a new director, 50% of which vests on each anniversary of the grant date and, for the grants to our non-CEO executives, 100% full vesting was to occur effective on the date that is 180 days after an initial underwritten public offering. Accordingly, the portion of these awards that were granted to our non-CEO executives 100% vested on April 4, 2022.
Restricted Stock Unit Awards Granted During the Year Ended December 31, 2021 under the 2021 Equity Plan
With respect to the restricted stock units totaling approximately 1.3 million that were granted under the 2021 Equity Plan during the year ended December 31, 2021, nearly all vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continued service through the applicable vesting dates unless otherwise agreed with the award recipient. Less than 0.1 million of these restricted stock units vested on April 4, 2022.
Fair Value of Vested Restricted Stock Units
The total fair value of restricted stock units that vested during the years ended December 31, 2023 and 2022 was approximately $10.2 million and $12.2 million, respectively, which represents the aggregate of the fair value of the each of the underlying shares measured as of the vesting date. No restricted stock units vested during the year ended December 31, 2021.
Share-Based Compensation Expense Associated with Restricted Stock Units
Share-based compensation expense associated with restricted stock units for the year ended December 31, 2023 was $18.1 million, of which $2.1 million, $15.5 million and $0.5 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with restricted stock units for the year ended December 31, 2022 was $12.4 million, of which $1.4 million, $10.6 million and $0.4 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with restricted stock units for the year ended December 31, 2021 was $6.6 million, of which $0.2 million, $6.3 million and $0.1 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations.
As of December 31, 2023, unrecognized share-based compensation expense related to restricted stock units was approximately $26.3 million, which is expected to be recognized over a weighted average remaining period of 2.0 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Other Share-Based Payment Awards
During the year ended December 31, 2023, the Company adopted a short-term incentive program pursuant to which fully-vested shares of the Company’s common stock would be issued at or around the time of determining the Company’s performance under such program in early 2024 if the Company’s performance exceeded the target performance metric for executives and if the Company’s performance exceeded the threshold performance metric for non-executives. We account for the potential issuance of these shares of common stock as share-based payment awards granted under the 2021 Equity Plan. Share-based compensation expense associated with these awards for the year ended December 31, 2023 was $19.0 million, of which $17.1 million, and $1.9 million is included in General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operation. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified awards. Accordingly, the offset to the $19.0 million of share-based compensation expense we have recognized in connection with these awards during the year ended December 31, 2023 is included in Accrued expenses and other current liabilities on our December 31, 2023 consolidated balance sheet.
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
11.Income (Loss) Per Share
For the year ended December 31, 2023, our potentially dilutive securities included stock options, restricted stock units, shares to be issued under our ESPP and contingently issuable shares related to our short-term incentive compensation program.
For the year ended December 31, 2022, our potentially dilutive securities included stock options, restricted stock units and shares to be issued under our ESPP. Due to the net loss that we recognized during the year ended December 31, 2022, the potentially dilutive shares of common stock associated with these equity-based securities were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the year ended December 31, 2022.
For the year ended December 31, 2021, our potentially dilutive securities included stock options, restricted stock units and restricted stock. Due to the net loss that we recognized during the year ended December 31, 2021, the potentially dilutive shares of common stock associated with these equity-based securities were determined to be antidilutive and, therefore, are excluded from the computation of diluted loss per share for the year ended December 31, 2021.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The following table sets forth the calculation of basic and diluted income (loss) per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$76,063	$(1,793)	$(579,369)

Weighted-average common shares outstanding – basic	195,671	193,570	155,470
Dilutive effect of stock-based compensation awards	8,334	—	—
Weighted-average common shares outstanding – diluted	204,005	193,570	155,470

Income (loss) per common share – basic	$0.39	$(0.01)	$(3.73)
Income (loss) per common share – diluted	$0.37	$(0.01)	$(3.73)
The following is a summary of potential shares of common stock that were excluded from the computation of diluted income (loss) per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Stock options	6,476	24,926	24,597
Restricted stock units	193	2,486	1,854
Restricted stock	—	—	595
ESPP shares	—	137	—
Potential common shares excluded from diluted income (loss) per share	6,669	27,549	27,046
For more information regarding stock options, restricted stock units, restricted stock and ESPP shares, see Note 10, Stockholders’ Equity.
12.Commitments and Contingencies
Purchase Commitments
We have entered into various unconditional purchase obligations that primarily include software licenses and support, and marketing services. As of December 31, 2023, these purchase obligations totaled approximately $16.5 million, the majority of which are expected to be settled within the next year. These unconditional purchase obligations are in addition to the current and long-term liabilities recorded on our December 31, 2023 consolidated balance sheet and exclude agreements that are cancellable at any time without penalty.
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
401(k) Savings and Investment Plan
We offer a 401(k) savings and investment plan (the “401(k) Plan”) to substantially all full-time employees who are at least 21 years of age. The cost associated with the Company’s discretionary contributions to the 401(k) Plan during the years ended December 31, 2023, 2022 and 2021 was not material.
Letters of Credit and Posted Bonds
As of December 31, 2023 and 2022, we had $32.9 million and $31.4 million, respectively, in irrevocable standby letters of credit outstanding, which were issued primarily to municipalities, for sites under construction, as well as certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation and commercial liability insurance. Such letters of credit are secured by the collateral under our senior secured credit facility. As of both December 31, 2023 and 2022, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2023 and 2022, we had posted bonds totaling $35.3 million and $35.5 million, respectively, related to construction activities and operational licensing.
13.Related Party Transactions
Related Party Leases
We did not enter into any new related party leases, including related party sale-leaseback arrangements, during the years ended December 31, 2023 or 2022.
Sale-Leaseback Transactions
During the year ended December 31, 2020, we consummated a sale-leaseback transaction involving one property with a subsidiary of a limited liability company jointly owned by our CEO, a former executive of the Company, and another member of our board of directors, among other investors (“LTRE”). During the years ended December 31, 2023, 2022 and 2021, we paid rent associated with this lease of $2.6 million, $2.6 million and $2.5 million, respectively, and rent expense associated with this lease was $3.0 million, $3.0 million and $3.0 million, respectively.
During the year ended December 31, 2019, we entered into a sale-leaseback transaction involving one property with a limited liability company jointly owned by our CEO and another member of our board of directors. During the years ended December 31, 2023, 2022 and 2021, we paid rent associated with this lease of $2.3 million, $2.3 million and $2.8 million, respectively, and rent expense associated with this lease was $2.6 million, $2.6 million and $2.6 million, respectively.
During the year ended December 31, 2018, we entered into a sale-leaseback transaction involving one property with a limited liability company in which our CEO owns a 33% interest. During the years ended December 31, 2023, 2022 and 2021, we paid rent associated with this lease of $1.3 million, $1.2 million and $1.5 million, respectively, and rent expense associated with this lease was $1.4 million, $1.4 million and $1.4 million, respectively.
During the year ended December 31, 2017, we entered into sale-leaseback transactions involving two properties with a limited liability company that is a related party to one of our existing stockholders. During the years ended December 31, 2023, 2022 and 2021, we paid rent associated with these leases of $6.6 million, $6.1 million and $6.0 million, respectively, and rent expense associated with these leases was $7.4 million, $7.4 million and $7.4 million, respectively.

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
During the years ended December 31, 2023, 2022 and 2021, rent payments associated with the new Woodbury lease were $1.2 million, $1.2 million and $1.2 million, respectively, and rent expense associated with the new Woodbury lease was $1.3 million, $1.3 million and $1.3 million, respectively.
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our CEO has a 100% interest. During the year ended December 31, 2023, we amended this lease to reflect the expanded square footage that the Company is using at this location and make a corresponding adjustment to the rental payments. During the years ended December 31, 2023, 2022 and 2021, we paid rent associated with this lease of $0.9 million, $0.9 million and $1.1 million, respectively, and rent expense associated with this lease was $0.9 million, $0.9 million and $0.9 million, respectively.
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
Other
Life Time, Inc. and an entity owned by our former President and Chief Financial Officer, Mr. Thomas Bergmann, jointly owned an aircraft. In connection with his retirement from the Company effective December 30, 2022, Life Time, Inc. acquired Mr. Bergmann’s 50% interest in this aircraft in October 2022 for approximately $1.8 million. During this joint ownership, Life Time, Inc. and Mr. Bergmann’s entity had entered into certain co-ownership, maintenance and personnel agreements under which the entity owned by Mr. Bergmann contributed approximately $0.1 million per year to an operations fund for the fixed costs for the aircraft. Life Time, Inc. and the entity owned by Mr. Bergmann paid for the costs associated with their respective trips during the time of joint ownership.
The daughter of our CEO currently serves as a senior director of real estate development for Life Time, Inc. During the years ended December 31, 2023, 2022 and 2021, we paid total compensation of approximately $0.2 million, $0.2 million and $0.2 million, respectively, for her services.
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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We did not make a matching contribution to this plan during the years ended December 31, 2023, 2022 and 2021. Any contributions to this plan vest to each participant according to their years of service with us. At December 31, 2023 and 2022, $12.4 million and $10.3 million, respectively, had been deferred and is being held on behalf of the employees. These amounts are included in Other liabilities on our consolidated balance sheets.
15.Subsequent Events
During February 2024, we fully paid at maturity the principal balance and any remaining accrued interest associated with one of our mortgages totaling $51.0 million. This balance is included in Current maturities of long-term debt on our consolidated balance sheet as of December 31, 2023. See Note 8, Debt for additional information associated with our Mortgage Notes.
The Board of Directors determined in February 2024 that the Company’s 2023 performance exceeded the target performance metric for executive officers and the threshold performance metric for non-executives under the Company’s short-term incentive program and issued corresponding shares of common stock to the Company’s employees. As a result, the $19.0 million liability we recognized in connection with these share-based payment awards that is included in Accrued expenses and other current liabilities on our December 31, 2023 consolidated balance sheet was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our consolidated balance sheet.
We have evaluated all subsequent events through the date of the consolidated financial statements were issued and determined that, other than with respect to the mortgage payoff and reclassification of the share-based liability, there have been no other events or transactions which would have a material effect on the consolidated financial statements and therefore would require recognition or disclosure.
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
The following condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, our investment in our subsidiaries is presented under the equity method of accounting. During the year ended December 31, 2023, we recognized share-based compensation expense related to stock options, restricted stock units, our ESPP and liability classified awards related to our short-term incentive plan of $50.1 million, of which $2.6 million, $44.8 million and $2.7 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. During the year ended December 31, 2022, we recognized share-based compensation expense related to stock options, restricted stock, restricted stock units and our ESPP of $37.3 million, of which $2.8 million, $33.5 million and $0.9 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. During the year ended December 31, 2021, we recognized share-based compensation expense related to stock options, restricted stock and restricted stock units of $334.3 million, of which $12.9 million, $316.8 million and $4.6 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. Also during the year ended December 31, 2021, we recognized a $41.0 million debt extinguishment loss related to the conversion of the Related Party Secured Loan to Series A Preferred Stock, which is included in Interest expense, net of interest income in our parent-only condensed statement of operations. This debt extinguishment loss is not recognized for tax purposes.
A condensed statement of cash flows is not presented because Life Time Group Holdings, Inc. has no cash, and, therefore, no material operating, investing, or financing cash flow activities for years ended December 31, 2023, 2022 and 2021. The

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
financing cash flow activities associated with the proceeds we received from the issuance of our common stock during the years ended December 31, 2023, 2022 and 2021, were non-cash transactions for Life Time Group Holdings, Inc., as the cash inflows and outflows associated with those transactions occurred at our subsidiary, Life Time, Inc. and were accounted for as our equity contributions to Life Time, Inc. For more information regarding these transactions, see Note 10, Stockholders’ Equity.

LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets	$—	$—
Noncurrent assets:
Investment in subsidiaries	2,254,112	2,124,261
Total noncurrent assets	2,254,112	2,124,261
Total assets	$2,254,112	$2,124,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$—	$—
Noncurrent liabilities	—	—
Total liabilities	—	—
Stockholders’ equity:
Common stock, $0.01 par value per share, 500,000 shares authorized, 196,671 and 194,271 shares issued and outstanding, respectively	1,967	1,943
Additional paid-in capital	2,835,883	2,784,416
Accumulated deficit	(583,738)	(662,098)
Total stockholders’ equity	2,254,112	2,124,261
Total liabilities and stockholders’ equity	$2,254,112	$2,124,261

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$—	$—	$—
Operating expenses:
Center operations	2,660	2,842	12,934
General, administrative and marketing	44,776	33,535	316,836
Other operating expense	2,708	914	4,569
Total operating expenses	50,144	37,291	334,339
Loss from operations	(50,144)	(37,291)	(334,339)
Other expense:
Interest expense, net of interest income	—	—	(40,993)
Total other expense	—	—	(40,993)
Loss before income taxes	(50,144)	(37,291)	(375,332)
Benefit from income taxes	(12,335)	(9,136)	(81,579)
Net loss before equity in net loss of subsidiaries	(37,809)	(28,155)	(293,753)
Net income (loss) attributable to subsidiaries of Life Time Group Holdings, Inc.	113,872	26,362	(285,616)
Net income (loss) attributable to Life Time Group Holdings, Inc.	$76,063	$(1,793)	$(579,369)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our CEO and Interim Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our CEO and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fourth quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual report on our internal control over financial reporting is included in Part II, Item 8 of this Annual Report.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report, which is included in Part II, Item 8 of this Annual Report.
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
2.Exhibits
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40887	3.1	10/12/2021
3.2	Third Amended and Restated Bylaws.	8-K	001-40887	3.2	10/12/2021
4.1	Indenture, dated as of January 22, 2021, by and between Life Time, Inc., as issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent.	S-1	333-259495	4.1	9/13/2021
4.2	Indenture, dated as of February 5, 2021, by and between Life Time, Inc., as issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee.	S-1	333-259495	4.2	9/13/2021
4.3	Description of Capital Stock.	10-K	001-40887	4.3	3/10/2022

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1	Eleventh Amendment to the Credit Agreement, dated as of December 6, 2023, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	12/6/2023
10.2 #	The Executive Nonqualified Excess Plan.	S-1	333-259495	10.10	9/13/2021
10.3 #	LTF Holdings, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-259495	10.11	9/13/2021
10.4 #	Forms of Non-Qualified Stock Option Agreements of LTF Holdings, Inc. under the LTF Holdings, Inc. 2015 Equity Incentive Plan.	S-1	333-259495	10.12	9/13/2021
10.5 #	Form of Restricted Stock Unit Award Agreement under LTF Holdings, Inc. 2015 Equity Incentive Plan.	S-1	333-259495	10.13	9/13/2021
10.6 #	LTF Holdings, Inc. Non-Qualified Stock Option Agreement, dated October 6, 2015, by and between Bahram Akradi and LTF Holdings, Inc.	S-1	333-259495	10.14	9/13/2021
10.7 †#	LTF Holdings, Inc. Preferred Restricted Stock Agreement, dated May 3, 2021, by and between Bahram Akradi and LTF Holdings, Inc.	S-1	333-259495	10.17	9/13/2021
10.8 #	Life Time Group Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259495	10.18	9/29/2021
10.9 #	Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.19	9/29/2021
10.10 #	Form of Stock Option Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.20	9/29/2021
10.11 #	Form of Restricted Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.21	9/29/2021
10.12 #	Form of Restricted Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	10-Q	001-40887	10.1	5/1/2023
10.13 #	Form of Performance Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award.				Filed herewith
10.14 #	Life Time Group Holdings, Inc. Non-Employee Director Compensation Policy.	S-1	333-259495	10.22	9/13/2021
10.15 #	Offer Letter, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.27	9/13/2021
10.16 †#	Employee Non-Competition Agreement, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.32	9/13/2021
10.17 #	Employment Agreement by and between Thomas E. Bergmann and Life Time Group Holdings, Inc., effective as October 12, 2021.	S-1	333-259495	10.28	9/13/2021
10.18 #	Agreement and General Release by and between Thomas E. Bergmann and Life Time Group Holdings, Inc., effective as of December 30, 2022.	10-K	001-40887	10.16	3/8/2023
10.19 #	Consulting Agreement by and between Thomas E. Bergmann and Life Time, Inc., effective as of December 30, 2022.	10-K	001-40887	10.17	3/8/2023
10.20 #	Employment Agreement by and between Eric J. Buss and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.29	9/13/2021
10.21 #	Employment Agreement by and between Jeffrey G. Zwiefel and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.30	9/13/2021
10.22 #	Agreement and General Release by and between Jeffrey G. Zwiefel and Life Time Group Holdings, Inc., effective as of December 31, 2023.				Filed herewith

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.23 #	Consulting Agreement by and between Jeffrey G. Zwiefel and Life Time, Inc., effective as of December 31, 2023.				Filed herewith
10.24 #	Employment Agreement by and between RJ Singh and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.31	9/13/2021
10.25 #	Employment Agreement by and between Parham Javaheri and Life Time Group Holdings, Inc., effective as of October 12, 2021.	10-Q	001-40887	10.1	5/11/2022
10.26 #	Employment Agreement by and between Robert Houghton and Life Time Group Holdings, Inc., effective as of August 28, 2022.	8-K	001-40887	10.1	8/29/2022
10.27 #	Separation Agreement and General Release by and between Robert Houghton and Life Time, Inc., effective as of January 5, 2024.	8-K	001-40887	10.1	12/26/2023
10.28	Form of Director and Officer Indemnification and Advancement Agreement.	S-1	333-259495	10.33	9/13/2021
10.29	Third Amended and Restated Stockholders Agreement, dated October 6, 2021, among the Company and certain of its stockholders.	8-K	001-40887	10.1	10/12/2021
21.1	Subsidiaries of the Registrant.				Filed herewith
23.1	Consent of Deloitte & Touche LLP.				Filed herewith
24.1	Power of Attorney (included in the signature page to the Annual Report).
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
97.1	Life Time Group Holdings, Inc. Executive Incentive Compensation Recovery Policy.				Filed herewith
101. INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

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

Life Time Group Holdings, Inc.

Date: February 28, 2024	By:	/s/ Erik Weaver
Erik Weaver
Senior Vice President, Interim Chief Financial Officer & Controller

The undersigned directors and officers of Life Time Group Holdings, Inc. hereby constitute and appoint Bahram Akradi and Erik Weaver, and each of them, as the individual’s true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for the person and in his name, place and stead, in any and all capacities, to sign this report and any or all amendments, and all other documents in connection therewith to be filed with the SEC, granting unto said attorney in fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney in fact as agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bahram Akradi	Founder, Chairman & Chief Executive Officer	February 28, 2024
Bahram Akradi	(Principal Executive Officer)

/s/ Erik Weaver	Senior Vice President, Interim Chief Financial Officer & Controller	February 28, 2024
Erik Weaver	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jimena Almendares	Director	February 28, 2024
Jimena Almendares

/s/ Joel Alsfine	Director	February 28, 2024
Joel Alsfine

/s/ Donna Coallier	Director	February 28, 2024
Donna Coallier

/s/ Jonathan Coslet	Director	February 28, 2024
Jonathan Coslet

/s/ John G. Danhakl	Director	February 28, 2024
John G. Danhakl

/s/ J. Kristofer Galashan	Director	February 28, 2024
J. Kristofer Galashan

/s/ Paul Hackwell	Director	February 28, 2024
Paul Hackwell

/s/ David A. Landau	Director	February 28, 2024
David A. Landau

/s/ Stuart Lasher	Director	February 28, 2024
Stuart Lasher

/s/ Alejandro Santo Domingo	Director	February 28, 2024
Alejandro Santo Domingo

/s/ Andres Small	Director	February 28, 2024
Andres Small