Form 10-Q
period 2024-03-31
Life Time Group Holdings, Inc.
filed 2024-05-07
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 3, 2024, the registrant had 198,835,049 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18,598	$11,161
Restricted cash and cash equivalents	18,126	18,805
Accounts receivable, net	22,854	23,903
Center operating supplies and inventories	53,140	52,803
Prepaid expenses and other current assets	71,000	57,751
Income tax receivable	7,752	10,101
Total current assets	191,470	174,524
Property and equipment, net	3,234,238	3,171,616
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,183,544	2,202,601
Intangible assets, net	172,364	172,127
Other assets	76,662	75,914
Total assets	$7,093,637	$7,032,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,063	$81,252
Construction accounts payable	81,656	108,730
Deferred revenue	53,217	49,299
Accrued expenses and other current liabilities	161,550	185,305
Current maturities of debt	23,261	73,848
Current maturities of operating lease liabilities	60,772	58,764
Total current liabilities	449,519	557,198
Long-term debt, net of current portion	1,987,180	1,859,027
Operating lease liabilities, net of current portion	2,254,736	2,268,863
Deferred income taxes, net	61,962	56,066
Other liabilities	37,381	36,875
Total liabilities	4,790,778	4,778,029
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 198,791 and 196,671 shares issued and outstanding, respectively.	1,988	1,967
Additional paid-in capital	2,861,359	2,835,883
Accumulated deficit	(551,896)	(576,813)
Accumulated other comprehensive loss	(8,592)	(6,925)
Total stockholders’ equity	2,302,859	2,254,112
Total liabilities and stockholders’ equity	$7,093,637	$7,032,141
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Center revenue	$580,485	$497,752
Other revenue	16,232	13,099
Total revenue	596,717	510,851
Operating expenses:
Center operations	321,900	274,109
Rent	72,282	66,537
General, administrative and marketing	48,853	42,497
Depreciation and amortization	65,903	58,197
Other operating expense	15,722	2,127
Total operating expenses	524,660	443,467
Income from operations	72,057	67,384
Other (expense) income:
Interest expense, net of interest income	(37,403)	(31,195)
Equity in earnings of affiliates	177	143
Total other expense	(37,226)	(31,052)
Income before income taxes	34,831	36,332
Provision for income taxes	9,914	8,872
Net income	$24,917	$27,460

Income per common share:
Basic	$0.13	$0.14
Diluted	$0.12	$0.14
Weighted-average common shares outstanding:
Basic	197,498	194,572
Diluted	202,756	202,855

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$24,917	$27,460
Foreign currency translation adjustments, net of tax of $0	(1,667)	68
Comprehensive income	$23,250	$27,528

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2023	196,671	$1,967	$2,835,883	$(576,813)	$(6,925)	$2,254,112
Net income	—	—	—	24,917	—	24,917
Other comprehensive loss	—	—	—	—	(1,667)	(1,667)
Share-based compensation	—	—	7,831	—	—	7,831
Stock option exercises	46	—	484	—	—	484
Issuances of common stock in connection with the vesting of restricted stock units	627	6	(882)	—	—	(876)
Settlement of accrued compensation liabilities through the issuance of common stock	1,447	15	18,043	—	—	18,058
Balance at March 31, 2024	198,791	$1,988	$2,861,359	$(551,896)	$(8,592)	$2,302,859

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2022	194,271	$1,943	$2,784,416	$(652,876)	$(9,222)	$2,124,261
Net income	—	—	—	27,460	—	27,460
Other comprehensive income	—	—	—	—	68	68
Share-based compensation	—	—	5,422	—	—	5,422
Stock option exercises	327	3	3,453	—	—	3,456
Issuances of common stock in connection with the vesting of restricted stock units	310	3	(105)	—	—	(102)
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	1,472
Balance at March 31, 2023	194,998	$1,950	$2,794,657	$(625,416)	$(9,154)	$2,162,037

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$24,917	$27,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,903	58,197
Deferred income taxes	5,996	6,333
Share-based compensation	7,626	5,622
Non-cash rent expense	5,958	9,028
Loss (gain) on disposal of property and equipment, net	245	(6,693)
Amortization of debt discounts and issuance costs	2,003	1,966
Changes in operating assets and liabilities	(23,820)	(23,650)
Other	1,579	(3,915)
Net cash provided by operating activities	90,407	74,348
Cash flows from investing activities:
Capital expenditures	(156,801)	(170,814)
Proceeds from sale-leaseback transactions	—	32,676
Other	(1,787)	1,287
Net cash used in investing activities	(158,588)	(136,851)
Cash flows from financing activities:
Proceeds from borrowings	—	7,916
Repayments of debt	(54,117)	(3,701)
Proceeds from revolving credit facility	445,000	345,000
Repayments of revolving credit facility	(315,000)	(280,000)
Repayments of finance lease liabilities	(193)	(244)
Proceeds from stock option exercises	484	3,456
Other	(1,199)	(102)
Net cash provided by financing activities	74,975	72,325
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(36)	6
Increase in cash and cash equivalents and restricted cash and cash equivalents	6,758	9,828
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	29,966	25,509
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$36,724	$35,337

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of March 31, 2024, we operated 172 centers in 31 states and one Canadian province.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by rules and regulations of the Securities and Exchange Commission (the “SEC”). While these statements reflect normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
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
Reclassification
A reclassification has been made on our December 31, 2023 condensed consolidated balance sheet in order to conform to the current period presentation. Specifically, our restricted cash and cash equivalents balance of $18.8 million at December 31, 2023 was reclassified out of Cash and cash equivalents and into a separate line item labeled Restricted cash and cash equivalents. This reclassification had no impact on our previously reported statements of operations or cash flows.
2. Summary of Significant Accounting Policies
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
The carrying amounts related to cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, income tax receivable, accounts payable and accrued liabilities approximate fair value.
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2024 and 2023.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Financial Assets and Liabilities. At March 31, 2024 and December 31, 2023, the carrying value and fair value of our outstanding long-term debt was as follows:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$2,023,907	$2,022,145	$1,948,145	$1,934,695
(1) Excludes unamortized debt discounts and issuance costs.
The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 5, Debt.
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2024 and 2023.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Property held for sale	$10,622	$8,600
Construction contract receivables	22,499	25,280
Prepaid insurance	8,177	2,393
Prepaid software licenses and maintenance	8,127	5,481
Other	21,575	15,997
Prepaid expenses and other current assets	$71,000	$57,751
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Real estate taxes	$27,935	$32,165
Accrued interest	38,687	38,723
Payroll liabilities	24,642	40,357
Self-insurance accruals	25,194	24,869
Corporate accruals	30,248	33,066
Other	14,844	16,125
Accrued expenses and other current liabilities	$161,550	$185,305

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Three Months Ended March 31,
	2024	2023
Accounts receivable	$732	$(4,428)
Center operating supplies and inventories	(355)	(577)
Prepaid expenses and other current assets	(14,664)	(8,268)
Income tax receivable	2,349	748
Other assets	5	82
Accounts payable	(12,050)	(8,921)
Accrued expenses and other current liabilities	(4,192)	(8,353)
Deferred revenue	3,756	5,920
Other liabilities	599	147
Changes in operating assets and liabilities	$(23,820)	$(23,650)
Additional supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023
Net cash paid for income taxes, net of refunds received	$1,546	$66
Cash payments for interest, net of capitalized interest	35,826	35,953
Capitalized interest	2,739	4,955
Non-cash activity:
Issuances of common stock in connection with a business acquisition	—	1,472
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	—	17,615
Finance leases	324	163
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	187	18,869
Non-cash increase in financing obligations as a result of interest accretion	20	23
4. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Membership dues and enrollment fees	$425,411	$357,488
In-center revenue	155,074	140,264
Total center revenue	580,485	497,752
Other revenue	16,232	13,099
Total revenue	$596,717	$510,851

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The timing associated with the revenue we recognized during the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$516,833	$16,232	$533,065	$439,017	$13,099	$452,116
Goods and services transferred at a point in time	63,652	—	63,652	58,735	—	58,735
Total revenue	$580,485	$16,232	$596,717	$497,752	$13,099	$510,851
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, Dynamic Personal Training and other center services offerings, as well as our media and athletic events. Contract liabilities at March 31, 2024 and December 31, 2023 were $53.6 million and $49.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at March 31, 2024 and December 31, 2023 was $53.2 million and $49.3 million, respectively, and consists primarily of prepaid membership dues, enrollment fees, Dynamic Personal Training and other in-center services, as well as media and athletic events.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at March 31, 2024 and December 31, 2023 were $0.4 million and $0.6 million, respectively, and consist primarily of deferred enrollment fees.
5. Debt
Debt consisted of the following:

	March 31, 2024	December 31, 2023
Term Loan Facility, maturing January 2026	$310,000	$310,000
Revolving Credit Facility, maturing December 2026	220,000	90,000
5.75% Senior Secured Notes, maturing January 2026	925,000	925,000
8.00% Senior Unsecured Notes, maturing April 2026	475,000	475,000
Construction Loan, maturing February 2026	27,945	28,000
Mortgage Notes, various maturities	61,440	115,502
Other debt	4,122	4,122
Fair value adjustment	400	521
Total debt	2,023,907	1,948,145
Less unamortized debt discounts and issuance costs	(13,466)	(15,270)
Total debt less unamortized debt discount and issuance costs	2,010,441	1,932,875
Less current maturities	(23,261)	(73,848)
Long-term debt, less current maturities	$1,987,180	$1,859,027
Term Loan Facility
Loans under the Term Loan Facility bear interest at a floating rate per annum of, at our option, Term Secured Overnight Financing Rate (“SOFR”) plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus the continued applicable margin of 4.00% or a base rate plus 3.00%. The applicable margins will increase to 4.25% and 3.25%, respectively, if our public corporate family ratings falls below B2 and B from Moody’s and S&P, respectively. We are not required to make principal payments on the Term Loan Facility prior to its maturity.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Revolving Credit Facility
At March 31, 2024, there were $220.0 million of outstanding borrowings under the $475.0 million Revolving Credit Facility and there were $30.9 million of outstanding letters of credit, resulting in total revolver availability of $224.1 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus the applicable credit adjustment spread plus 3.50% or base rate plus 2.50%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the three months ended March 31, 2024 was 9.26% and $183.6 million, respectively. The highest balance during that same period was $285.0 million.
Mortgage Notes
In February 2024, we fully paid at maturity the principal balance and remaining accrued interest associated with one of our Mortgage Notes totaling $51.0 million.
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Credit Facilities, Secured Notes, Unsecured Notes, Construction Loan and Mortgage Notes. We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility, which requires us to maintain a first lien net leverage ratio, if 30.00% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $20.0 million).
As of March 31, 2024, we were either in compliance in all material respects with the covenants or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at March 31, 2024 were as follows:

April 2024 through March 2025	$23,261
April 2025 through March 2026	1,275,530
April 2026 through March 2027	705,747
April 2027 through March 2028	15,799
April 2028 through March 2029	181
Thereafter	2,989
Total future maturities of long-term debt	$2,023,507
6. Stockholders’ Equity
Share-Based Compensation Expense
Share-based compensation expense for the three months ended March 31, 2024 and 2023 was $7.6 million and $5.6 million, respectively.
Restricted Stock Units
During the three months ended March 31, 2024, the Company granted approximately 1.6 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 1.1 million were time-based vesting awards that vest in three to four ratable annual installments, and approximately 0.5 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Performance Stock Units
During the three months ended March 31, 2024, the Company granted approximately 0.5 million three-year performance stock unit awards under the 2021 Incentive Award Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. Approximately 0.3 million of the performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three year period and approximately 0.2 million of the performance stock unit awards are based on our leverage ratio at the end of each year with one-third vesting each year dependent on achieving the leverage ratio target for such year. We determine the grant date fair value of performance stock unit awards by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date.
Other Share-Based Payment Awards
Our Board of Directors determined in February 2024 that our 2023 performance exceeded the maximum performance metric under our short-term incentive program and issued corresponding shares of common stock to our employees. As a result, the $18.1 million liability we had recognized in connection with these liability-classified share-based payment awards, which was included in Accrued expenses and other current liabilities on our December 31, 2023 condensed consolidated balance sheet, was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the three months ended March 31, 2024.
7. Income Per Share
For the three months ended March 31, 2024 and 2023, our potentially dilutive securities included stock options, restricted stock units and shares to be issued under our employee stock purchase plan.
The following table sets forth the calculation of basic and diluted income per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net income	$24,917	$27,460

Weighted-average common shares outstanding – basic	197,498	194,572
Dilutive effect of stock-based compensation awards	5,258	8,283
Weighted-average common shares outstanding – diluted	202,756	202,855

Income per common share – basic	$0.13	$0.14
Income per common share – diluted	$0.12	$0.14
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Stock options	6,849	6,044
Restricted stock units	354	693
Potential common shares excluded from the weighted average share calculations	7,203	6,737

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
9. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from March 31, 2024 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no such events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this discussion and analysis are forward-looking statements within the meaning of federal securities regulations. Forward-looking statements in this discussion and analysis include, but are not limited to, our plans, strategies and prospects, both business and financial, including our financial outlook and cash flow, possible or assumed future actions, opportunities for growth and margin expansion, improvements to our balance sheet and leverage, capital expenditures, consumer demand, industry and economic trends, business strategies, events or results of operations. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs and assumptions regarding future events. All forward-looking statements are, by nature, subject to risks, uncertainties and other factors. This discussion and analysis does not purport to identify factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements. You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “assumes,” “expects,” “anticipates,” “intends,” “continues,” “projects,” “predicts,” “estimates,” “plans,” “potential,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “foreseeable,” “may,” and “could” as well as the negative version of these words or similar terms and phrases are generally forward-looking in nature and not historical facts. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
The forward-looking statements contained in this discussion and analysis are based on management’s current beliefs and assumptions and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including risks relating to our business operations and competitive and economic environment, risks relating to our brand, risks relating to the growth of our business, risks relating to our technological operations, risks relating to our capital structure and lease obligations, risks relating to our human capital, risks relating to legal compliance and risk management and risks relating to ownership of our common stock and the other important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) and as such risk factors may be updated from time to time in our periodic filings with the SEC that are accessible on the SEC’s website at www.sec.gov. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed, and actual results may vary materially. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.
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
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.5 million individual members, who together comprise more than 853,000 memberships, as of March 31, 2024. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 170 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our brand loyalty and track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs total approximately 17 million square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 39,000 Life Time team members, including over 10,200 certified fitness professionals, ranging from personal trainers to studio performers.

Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $745 for the three months ended March 31, 2024 as compared to $667 for the three months ended March 31, 2023. Total visits to our clubs were 28 million for the three months ended March 31, 2024 as compared to 26 million for the three months ended March 31, 2023, and average visits per membership remained strong at 36 average visits per membership to our centers for the three months ended March 31, 2024. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our total Center revenue increased to $580.5 million for the three months ended March 31, 2024 as compared to $497.8 million for the three months ended March 31, 2023. We believe it will continue to grow as we open new centers in desirable locations across the country, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of March 31, 2024, we had 27 centers open for less than three years and seven new centers under construction, with $204 million of growth capital expenditures already invested into these new centers that have yet to open. We are expanding the number of our centers using an asset-light model that targets increasingly affluent markets with higher income members, higher average annual revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase. We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner with plans for nine to 10 new centers in 2024. We believe the combined dynamic of our ramping new centers that are open and operating plus the capital expenditures already invested in our centers under construction creates a strong tailwind for the continued growth of our total Center revenue.
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
We have also implemented several strategic initiatives that are driving revenue, engagement and memberships as we continue to elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. We have also launched a pilot for our MIORA health optimization and longevity services and believe we also have opportunities to enhance our offerings within our LifeCafe and LifeSpa during 2024. Additionally, our enhanced digital platform is delivering a true omni-channel experience, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our digital health store offers a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements. We are continuing to invest in our digital capabilities, including our integrated digital app and artificial intelligence, in order to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can remain engaged and connected with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations offer luxury wellness-oriented residences, also in close proximity to one of our athletic country clubs. As of March 31, 2024, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.

Macroeconomy
We continue to monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates and labor, as well as a potential economic recession. Inflation continues to remain elevated, which has impacted our expenses and capital expenditures in several areas, including wages, construction costs and other operating expenses, and thus pressured our margin performance. Despite this headwind, we have experienced growth in our revenue and margins. The rising interest rate environment has also increased the cost of our Term Loan Facility and Revolving Credit Facility and may result in increased capitalization rates and delays on future sale-leaseback transactions. We will continue to monitor the macroeconomic environment, but we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
Non-GAAP Financial Measures
This discussion and analysis includes certain financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”), including Adjusted net income, Adjusted net income per common share, Adjusted EBITDA and ratios related thereto. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of the Company’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated.
Adjusted Net Income
We define Adjusted net income as net income excluding the impact of share-based compensation expense, (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19, less the tax effect of these adjustments.
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization, excluding the impact of share-based compensation expense, (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19.
Management uses Adjusted net income and Adjusted EBITDA to evaluate the Company’s performance. We believe that Adjusted net income and Adjusted EBITDA are important metrics for management, investors and analysts as they remove the impact of items that we do not believe are indicative of our core operating performance and allows for consistent comparison of our operating results over time and relative to our peers. We use Adjusted net income and Adjusted EBITDA to supplement GAAP measures of performance in evaluating the effectiveness of our business strategies and to establish annual budgets and forecasts. We also use Adjusted EBITDA or variations thereof to establish short-term incentive compensation for management.
Adjusted net income and Adjusted EBITDA should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP. These are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted net income and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results as reported under GAAP. Furthermore, we compensate for the limitations described above by relying primarily on our GAAP results and using Adjusted net income and Adjusted EBITDA only for supplemental purposes. See our condensed consolidated financial statements included elsewhere in this report for our GAAP results.
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

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three months ended March 31, 2024 and 2023. The following information has been presented consistently for all periods presented.

	Three Months Ended
	March 31,
	2024	2023
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	802,010	764,173
Digital On-hold memberships	51,062	49,333
Total memberships	853,072	813,506

Revenue Data
Membership dues and enrollment fees	73.3%	71.8%
In-center revenue	26.7%	28.2%
Total Center revenue	100.0%	100.0%

Membership dues and enrollment fees	$425,411	$357,488
In-center revenue	155,074	140,264
Total Center revenue	$580,485	$497,752

Average Center revenue per center membership (1)	$745	$667
Comparable center revenue (2)	11.1%	24.6%

Center Data
Net new center openings (3)	1	3
Total centers (end of period) (3)	172	164
Total center square footage (end of period) (4)	16,900,000	16,100,000

GAAP and Non-GAAP Financial Measures
Net income	$24,917	$27,460
Net income margin (5)	4.2%	5.4%
Adjusted net income (6)	$30,525	$23,211
Adjusted net income margin (6)	5.1%	4.5%
Adjusted EBITDA (7)	$145,977	$120,102
Adjusted EBITDA margin (7)	24.5%	23.5%
Center operations expense	$321,900	$274,109
Pre-opening expenses (8)	$2,452	$1,685
Rent	$72,282	$66,537
Non-cash rent expense (open properties) (9)	$4,184	$6,378
Non-cash rent expense (properties under development) (9)	$1,774	$2,650
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

(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended March 31, 2024, we opened one center, which excludes two acquired centers that are not currently considered new center openings as they are under major remodel.
(4)    Total center square footage (end of period) reflects the aggregate square footage, excluding areas used for tennis courts, outdoor swimming pools, outdoor play areas and stand-alone Work, Sport and Swim locations. We use this metric for evaluating the efficiencies of a center as of the end of the period. These figures are approximations.
(5)    Net income margin is calculated as net income divided by total revenue.
(6)    We present Adjusted net income as a supplemental measure of our performance. We define Adjusted net income as net income excluding the impact of share-based compensation expense, (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19, less the tax effect of these adjustments.
Adjusted net income margin is calculated as Adjusted net income divided by total revenue.
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Net income	$24,917	$27,460
Share-based compensation expense (a)	7,626	5,622
Gain on sale-leaseback transactions (b)	—	(6,732)
Other (c)	214	(4,512)
Taxes (d)	(2,232)	1,373
Adjusted net income	$30,525	$23,211

Income per common share:
Basic	$0.13	$0.14
Diluted	$0.12	$0.14
Adjusted income per common share:
Basic	$0.15	$0.12
Diluted	$0.15	$0.11
Weighted-average common shares outstanding:
Basic	197,498	194,572
Diluted	202,756	202,855
(a)    Share-based compensation expense recognized during the three months ended March 31, 2024 was associated with stock options, restricted stock units, performance stock units and our employee stock purchase plan (“ESPP”) that launched on December 1, 2022. Share-based compensation expense recognized during the three months ended March 31, 2023 was associated with stock options, restricted stock units, our ESPP and liability classified awards related to our short-term incentive plan in 2023.
(b)    We adjust for the impact of losses and gains on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations.
(c)    Includes benefits and costs associated with transactions that are unusual and non-recurring in nature.
(d)    Represents the estimated tax effect of the total adjustments made to arrive at Adjusted net income using the effective income tax rates for the respective periods.
(7)    We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income before interest expense, net, provision for (benefit from) income taxes and depreciation and amortization, excluding the impact of share-based compensation expense, loss (gain) on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, including incremental costs related to COVID-19.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Net income	$24,917	$27,460
Interest expense, net of interest income	37,403	31,195
Provision for income taxes	9,914	8,872
Depreciation and amortization	65,903	58,197
Share-based compensation expense (a)	7,626	5,622
Gain on sale-leaseback transactions (b)	—	(6,732)
Other (c)	214	(4,512)
Adjusted EBITDA	$145,977	$120,102
(a) - (c)     See the corresponding footnotes to the table in footnote 6 immediately above.
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
Leverage
We are focused on improving the ratio of our net debt to Adjusted EBITDA, or our leverage ratio. We define net debt as the current and long-term portion of our debt, excluding unamortized debt discounts and issuance costs and fair value adjustments, less cash and cash equivalents. Our leverage ratio was elevated due in part to the adverse impacts of COVID-19, which required us to incur additional debt and significantly reduced our Adjusted EBITDA. We have significantly improved our leverage ratio and believe that we can continue to improve our leverage ratio as our profitability improves and we continue to strengthen our balance sheet.

Investment in Business
We have continued to invest in our business to elevate and broaden our member experiences and drive member engagement and additional revenue per center membership, including improving our in-center services and products, such as pickleball, Dynamic Personal Training, Dynamic Stretch, small group training and our ARORA community, introducing new types of memberships, providing concierge-type member services and expanding our omni-channel offerings. Elevating our member experiences requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we achieve additional revenue per center membership. While we remain focused on providing exceptional experiences to our members and growing our revenue, we are also focused on center and overhead support efficiencies.
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 66% of our centers are now leased, including approximately 87% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic Trends
We have been monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates and labor, as well as a potential economic recession. See “—Overview—Macroeconomy” for additional information.
Share-Based Compensation
During the three months ended March 31, 2024, we recognized share-based compensation expense associated with stock options, restricted stock units, performance stock units and our ESPP, totaling approximately $7.6 million. During the three months ended March 31, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP and liability classified awards related to our short-term incentive plan in 2023, totaling approximately $5.6 million.
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
More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in such Annual Report on Form 10-K.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
			As a Percentage of Total Revenue
	2024	2023	2024	2023
Revenue:
Center revenue	$580,485	$497,752	97.3%	97.4%
Other revenue	16,232	13,099	2.7%	2.6%
Total revenue	596,717	510,851	100.0%	100.0%
Operating expenses:
Center operations	321,900	274,109	53.9%	53.7%
Rent	72,282	66,537	12.1%	13.0%
General, administrative and marketing	48,853	42,497	8.2%	8.3%
Depreciation and amortization	65,903	58,197	11.0%	11.4%
Other operating expense	15,722	2,127	2.6%	0.4%
Total operating expenses	524,660	443,467	87.8%	86.8%
Income from operations	72,057	67,384	12.2%	13.2%
Other (expense) income:
Interest expense, net of interest income	(37,403)	(31,195)	(6.3)%	(6.1)%
Equity in earnings of affiliates	177	143	—%	—%
Total other expense	(37,226)	(31,052)	(6.3)%	(6.1)%
Income before income taxes	34,831	36,332	5.9%	7.1%
Provision for income taxes	9,914	8,872	1.7%	1.7%
Net income	$24,917	$27,460	4.2%	5.4%
Total revenue. The $85.8 million increase in Total revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to continued strong growth in membership dues and in-center revenue, including continuing to realize the benefits of pricing actions already completed, membership growth in our new and ramping centers, the continued re-ramp of our centers and higher member utilization of our in-center offerings.
With respect to the $82.7 million increase in Center revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:
•82.1% was from membership dues and enrollment fees, which increased $67.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase reflects the improvement in our Center memberships, which increased to 802,010 as of March 31, 2024 from 764,173 as of March 31, 2023, as well as higher average monthly dues per Center membership during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023; and
•17.9% was from in-center revenue, which increased $14.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
The $3.1 million increase in Other revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by the improved performance of our Life Time Work and Life Time Living locations.
Center operations expenses. The $47.8 million increase in Center operations expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to increased operating costs related to our new and ramping centers as well as growth in memberships and in-center business revenue.

Rent expense. The $5.7 million increase in Rent expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by the timing of sale-leaseback transactions during the prior year as well as our taking possession of four properties since May 31, 2023 for future centers where we started incurring GAAP rent expense, most of which is non-cash.
General, administrative and marketing expenses. General, administrative and marketing expenses increased $6.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher share-based compensation expense, timing of marketing expenses primarily related to our new club openings and increased information technology costs.
Depreciation and amortization. Depreciation and amortization increased $7.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to new center openings.
Other operating expense. Other operating expense increased $13.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the recognition of a $6.7 million gain on sale-leaseback transactions and a $4.8 million gain on the sale of two triathlon events during the three months ended March 31, 2023, as well as increased costs to support other revenue growth.
Interest expense, net of interest income. The $6.2 million increase in Interest expense, net of interest income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was driven by a higher average level of outstanding borrowings during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Provision for income taxes. The $1.0 million increase in provision for income taxes for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by a change in the valuation allowance associated with certain of our deferred tax assets and tax deficiencies associated with share-based payment awards, offset by a decrease in earnings before income taxes. The effective tax rate was 28.5% and 24.4% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended March 31, 2024 is higher than our statutory rate of 21% and reflects an increase due to deductibility limitations associated with executive compensation and state income tax provisions.
Net income. As a result of the factors described above, net income was $24.9 million and $27.5 million for the three months ended March 31, 2024 and 2023, respectively.
Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the acquisition and development of new centers, lease requirements and debt service, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated equipment and member experiences. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility, construction reimbursements and through sale-leaseback transactions.
Our top priorities continue to include improving our balance sheet, reducing leverage and generating positive free cash flow. Our cash flow from operations continues to improve and we have taken significant actions to improve our liquidity. In May 2023, we refinanced our $273.6 million Term Loan Facility that had a maturity date in December 2024 to our $310.0 million Term Loan Facility that has a maturity date of January 15, 2026. In December 2023, we amended our Term Loan Facility to reduce the interest rate by 0.50%. During 2023, we completed sale-leaseback transactions associated with three properties. We are optimistic that we will execute sale-leaseback transactions for multiple properties in 2024. Additionally, we benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and control the cost and pace of capital expenditures, including in determining when to begin or delay construction on a new athletic country club. We believe the steps we have taken to strengthen our balance sheet and to reduce our cash outflows leave us well-positioned to manage our business.
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

As of March 31, 2024, there were $220.0 million of outstanding borrowings under our Revolving Credit Facility and there were $30.9 million of outstanding letters of credit, resulting in total availability under our $475.0 million Revolving Credit Facility of $224.1 million. Total cash and cash equivalents at March 31, 2024 was $18.6 million, resulting in total cash and availability under our Revolving Credit Facility of $242.7 million.
The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$90,407	$74,348
Net cash used in investing activities	(158,588)	(136,851)
Net cash provided by financing activities	74,975	72,325
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(36)	6
Increase in cash and cash equivalents and restricted cash and cash equivalents	$6,758	$9,828
Operating Activities
The $16.1 million increase in net cash provided by operating activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily the result of increased business performance and profitability.
Investing Activities
Investing activities consist primarily of the acquisition and development of new centers, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated equipment. We finance the purchase of our property, centers and equipment through operating cash flows, proceeds from sale-leaseback transactions, construction reimbursements and draws on our Revolving Credit Facility.
The $21.7 million increase in net cash used in investing activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by a $32.7 million decrease in the amount of proceeds that we received from sale-leaseback transactions, offset by a $14.0 million decrease in capital expenditures during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Growth capital expenditures (1)	$105,225	$123,049
Maintenance capital expenditures (2)	51,576	47,765
Total capital expenditures	$156,801	$170,814
(1)    Includes new center land and construction, asset acquisitions and initial major remodels of acquired centers.
(2)    Includes general maintenance and modernization of existing centers and technology.
The decrease in total capital expenditures for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by less new center construction activity.
Financing Activities
The $2.7 million increase in net cash provided by financing activities for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by net incremental proceeds we received from borrowings under our Revolving Credit Facility, largely offset by our payment of a mortgage note and less proceeds from stock option exercises, during the three months ended March 31, 2024.

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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At March 31, 2024, we held no investments in marketable securities.
In connection with the refinancing of our Term Loan Facility in May 2023, we converted the Term Loan Facility and the Revolving Credit Facility from LIBOR to Term Secured Overnight Financing Rate (“SOFR”). We incur interest at variable rates under both our Term Loan Facility and Revolving Credit Facility. At March 31, 2024, there were $220.0 million of outstanding borrowings under the Revolving Credit Facility and $30.9 million of outstanding letters of credit, resulting in total revolver availability of $224.1 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus 3.50% or base rate plus 2.50%. In December 2023, we amended our Term Loan Facility to reduce the interest rate by 0.50%. Our Term Loan Facility variable rates are SOFR plus the applicable credit adjustment spread plus 4.00% or base rate plus 3.00% and had an outstanding balance of $310.0 million at March 31, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are engaged in litigation or other proceedings incidental to the normal course of business, including investigations and claims regarding employment law including wage and hour and unfair labor practices; supplier, customer and service provider contract terms; products liability; and real estate. Other than as set forth in Note 8, Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Erik Weaver, the Company’s Senior Vice President, Interim Chief Financial Officer and Controller, has entered into sell-to-cover arrangements, which constitute “non-Rule 10b5-1 trading arrangements,” authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of restricted stock units and issuance of shares of the Company’s common stock. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of the Company’s common stock. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the vest date and any termination of service.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1 #	Form of Performance Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award.	10-K	001-40887	10.13	2/28/2024
10.2 #	Separation Agreement and General Release by and between Robert Houghton and Life Time, Inc., effective as of January 5, 2024.	8-K	001-40887	10.1	12/26/2023
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
#    Management contract, plan, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: May 7, 2024	By:	/s/ Erik Weaver
Erik Weaver
Senior Vice President, Interim Chief Financial Officer & Controller