Form 10-Q
period 2024-06-30
Life Time Group Holdings, Inc.
filed 2024-08-01
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2024, the registrant had 199,389,627 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$34,527	$11,161
Restricted cash and cash equivalents	14,831	18,805
Accounts receivable, net	25,204	23,903
Center operating supplies and inventories	54,539	52,803
Prepaid expenses and other current assets	58,825	57,751
Income tax receivable	8,153	10,101
Total current assets	196,079	174,524
Property and equipment, net	3,146,740	3,171,616
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,297,649	2,202,601
Intangible assets, net	172,196	172,127
Other assets	76,230	75,914
Total assets	$7,124,253	$7,032,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,172	$81,252
Construction accounts payable	53,070	108,730
Deferred revenue	51,864	49,299
Accrued expenses and other current liabilities	183,625	185,305
Current maturities of debt	12,755	73,848
Current maturities of operating lease liabilities	62,090	58,764
Total current liabilities	441,576	557,198
Long-term debt, net of current portion	1,830,241	1,859,027
Operating lease liabilities, net of current portion	2,374,522	2,268,863
Deferred income taxes, net	68,440	56,066
Other liabilities	41,977	36,875
Total liabilities	4,756,756	4,778,029
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 199,052 and 196,671 shares issued and outstanding, respectively.	1,990	1,967
Additional paid-in capital	2,873,839	2,835,883
Accumulated deficit	(499,091)	(576,813)
Accumulated other comprehensive loss	(9,241)	(6,925)
Total stockholders’ equity	2,367,497	2,254,112
Total liabilities and stockholders’ equity	$7,124,253	$7,032,141
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Center revenue	$645,007	$542,125	$1,225,492	$1,039,877
Other revenue	22,754	19,606	38,986	32,705
Total revenue	667,761	561,731	1,264,478	1,072,582
Operating expenses:
Center operations	355,510	302,603	677,410	576,712
Rent	74,947	67,434	147,229	133,971
General, administrative and marketing	53,246	52,840	102,099	95,337
Depreciation and amortization	69,714	58,252	135,617	116,449
Other operating expense	9,588	28,194	25,310	30,321
Total operating expenses	563,005	509,323	1,087,665	952,790
Income from operations	104,756	52,408	176,813	119,792
Other (expense) income:
Interest expense, net of interest income	(37,669)	(31,979)	(75,072)	(63,174)
Equity in (loss) earnings of affiliates	(464)	88	(287)	231
Total other expense	(38,133)	(31,891)	(75,359)	(62,943)
Income before income taxes	66,623	20,517	101,454	56,849
Provision for income taxes	13,818	3,513	23,732	12,385
Net income	$52,805	$17,004	$77,722	$44,464

Income per common share:
Basic	$0.27	$0.09	$0.39	$0.23
Diluted	$0.26	$0.08	$0.38	$0.22
Weighted-average common shares outstanding:
Basic	198,903	195,476	198,200	195,026
Diluted	206,044	204,821	204,851	203,872

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$52,805	$17,004	$77,722	$44,464
Foreign currency translation adjustments, net of tax of $0	(649)	1,894	(2,316)	1,962
Comprehensive income	$52,156	$18,898	$75,406	$46,426

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2024	198,791	$1,988	$2,861,359	$(551,896)	$(8,592)	$2,302,859
Net income	—	—	—	52,805	—	52,805
Other comprehensive loss	—	—	—	—	(649)	(649)
Share-based compensation	—	—	10,120	—	—	10,120
Stock option exercises	98	1	1,005	—	—	1,006
Issuances of common stock in connection with the vesting of restricted stock units	60	—	(106)	—	—	(106)
Issuances of common stock in connection with the employee stock purchase plan	103	1	1,461	—	—	1,462
Balance at June 30, 2024	199,052	$1,990	$2,873,839	$(499,091)	$(9,241)	$2,367,497

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2023	196,671	$1,967	$2,835,883	$(576,813)	$(6,925)	$2,254,112
Net income	—	—	—	77,722	—	77,722
Other comprehensive loss	—	—	—	—	(2,316)	(2,316)
Share-based compensation	—	—	17,951	—	—	17,951
Stock option exercises	145	1	1,489	—	—	1,490
Issuances of common stock in connection with the vesting of restricted stock units	686	6	(988)	—	—	(982)
Issuances of common stock in connection with the employee stock purchase plan	103	1	1,461	—	—	1,462
Settlement of accrued compensation liabilities through the issuance of common stock	1,447	15	18,043	—	—	18,058
Balance at June 30, 2024	199,052	$1,990	$2,873,839	$(499,091)	$(9,241)	$2,367,497

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2023	194,998	$1,950	$2,794,657	$(625,416)	$(9,154)	$2,162,037
Net income	—	—	—	17,004	—	17,004
Other comprehensive income	—	—	—	—	1,894	1,894
Share-based compensation	—	—	8,515	—	—	8,515
Stock option exercises	883	9	9,811	—	—	9,820
Issuances of common stock in connection with the vesting of restricted stock units	27	—	(8)	—	—	(8)
Issuances of common stock in connection with the employee stock purchase plan	123	1	1,449	—	—	1,450
Balance at June 30, 2023	196,031	$1,960	$2,814,424	$(608,412)	$(7,260)	$2,200,712

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2022	194,271	$1,943	$2,784,416	$(652,876)	$(9,222)	$2,124,261
Net income	—	—	—	44,464	—	44,464
Other comprehensive income	—	—	—	—	1,962	1,962
Share-based compensation	—	—	13,937	—	—	13,937
Stock option exercises	1,210	12	13,264	—	—	13,276
Issuances of common stock in connection with the vesting of restricted stock units	337	3	(113)	—	—	(110)
Issuances of common stock in connection with the employee stock purchase plan	123	1	1,449	—	—	1,450
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	1,472
Balance at June 30, 2023	196,031	$1,960	$2,814,424	$(608,412)	$(7,260)	$2,200,712

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$77,722	$44,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,617	116,449
Deferred income taxes	12,505	5,864
Share-based compensation	18,698	22,171
Non-cash rent expense	13,650	17,630
Impairment charges associated with long-lived assets	1,420	1,280
(Gain) loss on disposal of property and equipment, net	(11,067)	904
Amortization of debt discounts and issuance costs	4,006	3,919
Changes in operating assets and liabilities	5,642	6,734
Other	2,637	(3,124)
Net cash provided by operating activities	260,830	216,291
Cash flows from investing activities:
Capital expenditures	(301,107)	(337,076)
Proceeds from sale-leaseback transactions	142,671	78,040
Proceeds from the sale of land	6,328	—
Other	(2,173)	(462)
Net cash used in investing activities	(154,281)	(259,498)
Cash flows from financing activities:
Proceeds from borrowings	—	44,291
Repayments of debt	(67,647)	(7,430)
Proceeds from revolving credit facility	670,000	620,000
Repayments of revolving credit facility	(695,000)	(620,000)
Repayments of finance lease liabilities	(403)	(508)
Proceeds from financing obligations	4,300	—
Payments of debt discounts and issuance costs	—	(2,550)
Proceeds from stock option exercises	1,490	13,276
Proceeds from issuances of common stock in connection with the employee stock purchase plan	1,462	1,450
Other	(1,304)	(109)
Net cash (used in) provided by financing activities	(87,102)	48,420
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(55)	136
Increase in cash and cash equivalents and restricted cash and cash equivalents	19,392	5,349
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	29,966	25,509
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$49,358	$30,858

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of June 30, 2024, we operated 175 centers in 31 states and one Canadian province.
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three and six months ended June 30, 2024 and 2023.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Financial Assets and Liabilities. At June 30, 2024 and December 31, 2023, the carrying value and fair value of our outstanding long-term debt was as follows:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,854,657	$1,853,245	$1,948,145	$1,934,695
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
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three and six months ended June 30, 2024 and 2023.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Property held for sale	$8,600	$8,600
Construction contract receivables	18,392	25,280
Prepaid insurance	5,680	2,393
Prepaid commissions	5,683	5,059
Prepaid software licenses and maintenance	6,729	5,481
Other	13,741	10,938
Prepaid expenses and other current assets	$58,825	$57,751
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Real estate taxes	$33,863	$32,165
Accrued interest	40,469	38,723
Payroll liabilities	31,614	40,357
Self-insurance accruals	26,422	24,869
Corporate accruals	31,016	33,066
Other	20,241	16,125
Accrued expenses and other current liabilities	$183,625	$185,305

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Six Months Ended June 30,
	2024	2023
Accounts receivable	$(1,802)	$(6,610)
Center operating supplies and inventories	(1,761)	(2,476)
Prepaid expenses and other current assets	(8,630)	(2,510)
Income tax receivable	1,947	(5,921)
Other assets	10	131
Accounts payable	(2,875)	9,619
Accrued expenses and other current liabilities	16,014	8,896
Deferred revenue	2,259	4,664
Other liabilities	480	941
Changes in operating assets and liabilities	$5,642	$6,734
Additional supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2024	2023
Net cash paid for income taxes, net of refunds received	$9,235	$12,445
Cash payments for interest, net of capitalized interest	69,984	57,380
Capitalized interest	3,962	9,756
Non-cash activity:
Issuances of common stock in connection with a business acquisition	—	1,472
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	128,486	58,419
Finance leases	705	605
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	4,631	16,429
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	—	5,900
Non-cash increase in financing obligations as a result of interest accretion	70	46
4. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Membership dues and enrollment fees	$462,696	$387,115	$888,107	$744,603
In-center revenue	182,311	155,010	337,385	295,274
Total center revenue	645,007	542,125	1,225,492	1,039,877
Other revenue	22,754	19,606	38,986	32,705
Total revenue	$667,761	$561,731	$1,264,478	$1,072,582

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The timing associated with the revenue we recognized during the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$567,920	$22,754	$590,674	$476,332	$19,606	$495,938
Goods and services transferred at a point in time	77,087	—	77,087	65,793	—	65,793
Total revenue	$645,007	$22,754	$667,761	$542,125	$19,606	$561,731
The timing associated with the revenue we recognized during the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$1,084,753	$38,986	$1,123,739	$915,349	$32,705	$948,054
Goods and services transferred at a point in time	140,739	—	140,739	124,528	—	124,528
Total revenue	$1,225,492	$38,986	$1,264,478	$1,039,877	$32,705	$1,072,582
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for membership dues, enrollment fees, Dynamic Personal Training and other in-center services offerings, as well as our media and athletic events. Contract liabilities at June 30, 2024 and December 31, 2023 were $52.1 million and $49.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at June 30, 2024 and December 31, 2023 was $51.9 million and $49.3 million, respectively, and consists primarily of prepaid membership dues, enrollment fees, Dynamic Personal Training and other in-center services, as well as media and athletic events.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at June 30, 2024 and December 31, 2023 were $0.2 million and $0.6 million, respectively, and consist primarily of deferred enrollment fees.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5. Debt
Debt consisted of the following:

	June 30, 2024	December 31, 2023
Term Loan Facility, maturing January 2026	$310,000	$310,000
Revolving Credit Facility, maturing December 2026	65,000	90,000
5.75% Senior Secured Notes, maturing January 2026	925,000	925,000
8.00% Senior Unsecured Notes, maturing April 2026	475,000	475,000
Construction Loan, maturing February 2026	27,973	28,000
Mortgage Notes, various maturities	47,882	115,502
Other debt	3,440	4,122
Fair value adjustment	362	521
Total debt	1,854,657	1,948,145
Less unamortized debt discounts and issuance costs	(11,661)	(15,270)
Total debt less unamortized debt discount and issuance costs	1,842,996	1,932,875
Less current maturities	(12,755)	(73,848)
Long-term debt, less current maturities	$1,830,241	$1,859,027
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
Revolving Credit Facility
At June 30, 2024, there were $65.0 million of outstanding borrowings under the $475.0 million Revolving Credit Facility and there were $30.9 million of outstanding letters of credit, resulting in total revolver availability of $379.1 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus the applicable credit adjustment spread plus 3.50% or base rate plus 2.50%. During the three months ended June 30, 2024, we amended the credit agreement governing the Revolving Credit Facility to replace the Canadian Dollar Offered Rate (CDOR), which ceased at the end of June 2024, with the Canadian Overnight Repo Rate Average (CORRA). We do not have any outstanding borrowings in Canadian dollars under the Revolving Credit Facility.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the six months ended June 30, 2024 was 9.51% and $187.7 million, respectively. The highest balance during that same period was $285.0 million.
Mortgage Notes
During the six months ended June 30, 2024, we fully paid at maturity the principal balance and remaining accrued interest associated with two of our Mortgage Notes totaling $62.9 million.
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
As of June 30, 2024, we were either in compliance in all material respects with the covenants or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at June 30, 2024 were as follows:

July 2024 through June 2025	$12,755
July 2025 through June 2026	1,750,386
July 2026 through June 2027	86,816
July 2027 through June 2028	1,495
July 2028 through June 2029	173
Thereafter	2,670
Total future maturities of long-term debt	$1,854,295
6. Leases
Sale-Leaseback Transactions
During the six months ended June 30, 2024, we entered into and consummated sale-leaseback transactions with two unrelated third parties. Under these transactions, we sold four properties for gross proceeds of $147.9 million, which was reduced by transaction costs of $0.9 million, for net cash proceeds of $147.0 million. The estimated fair value of the properties sold was $143.6 million. Accordingly, the aggregate cash sales price associated with these arrangements was decreased by a $4.3 million aggregate off-market adjustment to $142.7 million. This aggregate off-market adjustment was recognized as financing obligations and the proceeds are reported within financing activities on our condensed consolidated statement of cash flows. During the six months ended June 30, 2024, we recognized a net gain of $7.5 million on the sale-leaseback transactions, which is included in Other operating expense in our condensed consolidated statement of operations.
Right-of-use assets and lease liabilities recognized in connection with these sale-leaseback transactions were $93.6 million and $92.8 million, respectively.
7. Stockholders’ Equity
Share-Based Compensation Expense
Share-based compensation expense for the three months ended June 30, 2024 was $11.1 million, of which $10.1 million and $1.0 million was associated with equity-classified awards and liability-classified awards, respectively. Share-based compensation expense for the six months ended June 30, 2024 was $18.7 million, of which $18.0 million and $0.7 million was associated with equity-classified awards and liability-classified awards, respectively.
Share-based compensation expense for the three months ended June 30, 2023 was $16.5 million, of which $8.5 million and $8.0 million was associated with equity-classified awards and liability-classified awards, respectively. Share-based compensation expense for the six months ended June 30, 2023 was $22.2 million, of which $13.9 million and $8.3 million was associated with equity-classified awards and liability-classified awards, respectively.
Restricted Stock Units
During the six months ended June 30, 2024, the Company granted approximately 1.6 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 1.1 million were time-based vesting awards and approximately 0.5 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Performance Stock Units
During the six months ended June 30, 2024, the Company granted approximately 0.5 million three-year performance stock unit awards under the 2021 Incentive Award Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. Approximately 0.3 million of the performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period and approximately 0.2 million of the performance stock unit awards are based on our leverage ratio at the end of each year with one-third vesting each year dependent on achieving the leverage ratio target for such year. We determine the grant date fair value of performance stock unit awards by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date.
Other Share-Based Payment Awards
In the event specified performance metrics are met under our 2024 incentive compensation program for team members who are not executive officers, awards thereunder will be paid out in cash or through the issuance of fully-vested shares of the Company’s common stock or a combination thereof at the time of such performance determination in 2025. As of June 30, 2024, we expect that these awards will be settled in a combination of cash and shares of the Company’s common stock. Because the portion of incentive compensation that we currently expect to pay through the issuance of shares of the Company’s common stock represents a fixed dollar that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for this portion of these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the six months ended June 30, 2024 is included in Accrued expenses and other current liabilities on our June 30, 2024 condensed consolidated balance sheet.
In February 2024, our Board of Directors determined that our 2023 performance exceeded the maximum performance metric under our 2023 short-term incentive program and issued corresponding shares of common stock to our employees. As a result, the $18.1 million liability we had recognized in connection with liability-classified share-based payment awards, which was included in Accrued expenses and other current liabilities on our December 31, 2023 condensed consolidated balance sheet, was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the six months ended June 30, 2024.
8. Income Per Share
For the three and six months ended June 30, 2024 and 2023, our potentially dilutive securities included stock options, restricted stock units and shares to be issued under our employee stock purchase plan.
The following table sets forth the calculation of basic and diluted income per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$52,805	$17,004	$77,722	$44,464

Weighted-average common shares outstanding – basic	198,903	195,476	198,200	195,026
Dilutive effect of stock-based compensation awards	7,141	9,345	6,651	8,846
Weighted-average common shares outstanding – diluted	206,044	204,821	204,851	203,872

Income per common share – basic	$0.27	$0.09	$0.39	$0.23
Income per common share – diluted	$0.26	$0.08	$0.38	$0.22

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	5,843	5,370	5,843	6,310
Restricted stock units	382	766	382	824
Potential common shares excluded from the weighted average share calculations	6,225	6,136	6,225	7,134
9. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing Life Time’s claims with prejudice, and entered judgment on July 26, 2024. Life Time intends to appeal from that judgment, in whole or in part, to the Minnesota Court of Appeals. The Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.

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
10. Subsequent Events
On July 29, 2024, the Company entered into an agreement for the sale-leaseback of one property for gross proceeds of $25.0 million. The closing on this property is expected to be completed early in the fourth quarter 2024.
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from June 30, 2024 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no other events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.5 million individual members, who together comprise more than 878,000 memberships, as of June 30, 2024. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 170 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our brand loyalty and track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs total approximately 17 million square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 45,000 Life Time team members, including over 10,500 certified fitness professionals, ranging from personal trainers to studio performers.

Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $1,541 for the six months ended June 30, 2024 as compared to $1,369 for the six months ended June 30, 2023. Total visits to our clubs were 57 million for the six months ended June 30, 2024 as compared to 52 million for the six months ended June 30, 2023, and average visits per membership remained strong at 72 average visits per membership to our centers for the six months ended June 30, 2024. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our total Center revenue increased to $1,225.5 million for the six months ended June 30, 2024 as compared to $1,039.9 million for the six months ended June 30, 2023. We believe it will continue to grow as we open new centers in desirable locations across the country, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of June 30, 2024, we had 27 centers open for less than three years and eight new centers under construction, with significant growth capital expenditures already invested into these new centers that have yet to open. We are expanding the number of our centers using an asset-light model that targets increasingly affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase. We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner and we are targeting eight to 12 new locations on average per year. We believe the combined dynamic of our ramping new centers that are open and operating, new members joining at higher membership dues rates plus the capital expenditures already invested in our centers under construction creates a strong tailwind for the continued growth of our total Center revenue.
We have also implemented several strategic initiatives that are driving revenue, engagement and memberships as we continue to elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. We have also launched a pilot for our MIORA health optimization and longevity services and we have been executing on enhanced offerings within our LifeCafe, LifeShop and LifeSpa. Additionally, our digital platform is delivering a true omni-channel experience through our integrated digital app that is now available at no cost, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our LifeShop digital health store offers a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements. We are continuing to invest in our digital capabilities, including artificial intelligence, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations offer luxury wellness-oriented residences, also in close proximity to one of our athletic country clubs. As of June 30, 2024, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.
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

Non-GAAP Financial Measures
This discussion and analysis includes certain financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”), including Adjusted net income, Adjusted net income per common share, Adjusted EBITDA, free cash flow and ratios related thereto. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of the Company’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated.
Adjusted Net Income
We define Adjusted net income as net income excluding the impact of share-based compensation expense as well as (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, less the tax effect of these adjustments.
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest expense, net, provision for income taxes and depreciation and amortization, excluding the impact of share-based compensation expense as well as (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations.
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
Free Cash Flow
We define free cash flow as net cash provided by operating activities less capital expenditures, net of construction reimbursements, plus net proceeds from sale-leaseback transactions and land sales. We believe free cash flow assists investors and analysts in evaluating our liquidity and cash flows, including our ability to make principal payments on our indebtedness and to fund our capital expenditures and working capital requirements. Our management considers free cash flow to be a key indicator of our liquidity and we present this metric to our board of directors. Additionally, we believe free cash flow is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. We also believe that investors, analysts and rating agencies consider free cash flow as a useful means of measuring our ability to make principal payments on our indebtedness and evaluating our liquidity, and management uses this measurement for one or more of these purposes.
Adjusted net income, Adjusted EBITDA and free cash flow should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP. These are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity and may not be comparable to other similarly titled measures of other businesses. Adjusted net income, Adjusted EBITDA and free cash flow have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Furthermore, we compensate for the limitations described above by relying primarily on our GAAP results and using Adjusted net income, Adjusted EBITDA and free cash flow only for supplemental purposes. See our condensed consolidated financial statements included elsewhere in this report for our GAAP results.
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

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and six months ended June 30, 2024 and 2023. The following information has been presented consistently for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	832,636	790,238	832,636	790,238
Digital On-hold memberships	46,131	42,401	46,131	42,401
Total memberships	878,767	832,639	878,767	832,639

Revenue Data
Membership dues and enrollment fees	71.7%	71.4%	72.5%	71.6%
In-center revenue	28.3%	28.6%	27.5%	28.4%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$462,696	$387,115	$888,107	$744,603
In-center revenue	182,311	155,010	337,385	295,274
Total Center revenue	$645,007	$542,125	$1,225,492	$1,039,877

Average Center revenue per center membership (1)	$794	$701	$1,541	$1,369
Comparable center revenue (2)	12.0%	15.5%	11.6%	19.7%

Center Data
Net new center openings (3)	3	—	4	3
Total centers (end of period) (3)	175	164	175	164
Total center square footage (end of period) (4)	17,200,000	16,200,000	17,200,000	16,200,000

GAAP and Non-GAAP Financial Measures
Net income	$52,805	$17,004	$77,722	$44,464
Net income margin (5)	7.9%	3.0%	6.1%	4.1%
Adjusted net income (6)	$52,440	$37,965	$83,376	$59,848
Adjusted net income margin (6)	7.9%	6.8%	6.6%	5.6%
Adjusted EBITDA (7)	$173,545	$136,039	$319,523	$256,141
Adjusted EBITDA margin (7)	26.0%	24.2%	25.3%	23.9%
Center operations expense	$355,510	$302,603	$677,410	$576,712
Pre-opening expenses (8)	$1,202	$2,984	$3,654	$4,669
Rent	$74,947	$67,434	$147,229	$133,971
Non-cash rent expense (open properties) (9)	$5,965	$6,819	$10,645	$13,196
Non-cash rent expense (properties under development) (9)	$1,727	$1,784	$3,005	$4,434
Net cash provided by operating activities	$170,423	$141,943	$260,830	$216,291
Free cash flow (10)	$175,116	$21,045	$108,722	$(42,745)
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended June 30, 2024, we opened three centers.
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
(6)    We present Adjusted net income as a supplemental measure of our performance. We define Adjusted net income as net income excluding the impact of share-based compensation expense as well as (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, less the tax effect of these adjustments.
Adjusted net income margin is calculated as Adjusted net income divided by total revenue.
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Net income	$52,805	$17,004	$77,722	$44,464
Share-based compensation expense (a)	11,071	16,549	18,698	22,171
(Gain) loss on sale-leaseback transactions (b)	(7,558)	7,491	(7,522)	759
Other (c)	(3,974)	1,251	(3,796)	(3,261)
Taxes (d)	96	(4,330)	(1,726)	(4,285)
Adjusted net income	$52,440	$37,965	$83,376	$59,848

Income per common share:
Basic	$0.27	$0.09	$0.39	$0.23
Diluted	$0.26	$0.08	$0.38	$0.22
Adjusted income per common share:
Basic	$0.26	$0.19	$0.42	$0.31
Diluted	$0.25	$0.19	$0.41	$0.29
Weighted-average common shares outstanding:
Basic	198,903	195,476	198,200	195,026
Diluted	206,044	204,821	204,851	203,872
(a)    Share-based compensation expense recognized during the three and six months ended June 30, 2024 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) that launched on December 1, 2022, and liability-classified awards related to our 2024 short-term incentive plan. Share-based compensation expense recognized during the three and six months ended June 30, 2023 was associated with stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive plan.
(b)    We adjust for the impact of gains and losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the gain on sale-leaseback transactions that we recognized during the six months ended June 30, 2024, see Note 6, Leases, to our condensed consolidated financial statements in this report.
(c)    Includes benefits and costs associated with transactions that are unusual and non-recurring in nature.
(d)    Represents the estimated tax effect of the total adjustments made to arrive at Adjusted net income using the effective income tax rates for the respective periods.
(7)    We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income before interest expense, net, provision for income taxes and depreciation and amortization, excluding the impact of share-based compensation expense as well as (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Net income	$52,805	$17,004	$77,722	$44,464
Interest expense, net of interest income	37,669	31,979	75,072	63,174
Provision for income taxes	13,818	3,513	23,732	12,385
Depreciation and amortization	69,714	58,252	135,617	116,449
Share-based compensation expense (a)	11,071	16,549	18,698	22,171
(Gain) loss on sale-leaseback transactions (b)	(7,558)	7,491	(7,522)	759
Other (c)	(3,974)	1,251	(3,796)	(3,261)
Adjusted EBITDA	$173,545	$136,039	$319,523	$256,141
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
(10)    Free cash flow, a non-GAAP financial measure, is calculated as net cash provided by operating activities less capital expenditures, net of construction reimbursements, plus net proceeds from sale-leaseback transactions and land sales.
The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$170,423	$141,943	$260,830	$216,291
Capital expenditures, net of construction reimbursements	(144,306)	(166,262)	(301,107)	(337,076)
Proceeds from sale-leaseback transactions	142,671	45,364	142,671	78,040
Proceeds from land sales	6,328	—	6,328	—
Free cash flow	$175,116	$21,045	$108,722	$(42,745)
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
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 67% of our centers are now leased, including approximately 86% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic Trends
We have been monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates and labor, as well as a potential economic recession. See “—Overview—Macroeconomy” for additional information.
Share-Based Compensation
During the six months ended June 30, 2024, we recognized share-based compensation expense associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive plan, totaling approximately $18.7 million. During the six months ended June 30, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive plan, totaling approximately $22.2 million.
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

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
			As a Percentage of Total Revenue
	2024	2023	2024	2023
Revenue:
Center revenue	$645,007	$542,125	96.6%	96.5%
Other revenue	22,754	19,606	3.4%	3.5%
Total revenue	667,761	561,731	100.0%	100.0%
Operating expenses:
Center operations	355,510	302,603	53.2%	53.9%
Rent	74,947	67,434	11.2%	12.0%
General, administrative and marketing	53,246	52,840	8.0%	9.4%
Depreciation and amortization	69,714	58,252	10.4%	10.4%
Other operating expense	9,588	28,194	1.5%	5.0%
Total operating expenses	563,005	509,323	84.3%	90.7%
Income from operations	104,756	52,408	15.7%	9.3%
Other (expense) income:
Interest expense, net of interest income	(37,669)	(31,979)	(5.6)%	(5.7)%
Equity in (loss) earnings of affiliates	(464)	88	(0.1)%	—%
Total other expense	(38,133)	(31,891)	(5.7)%	(5.7)%
Income before income taxes	66,623	20,517	10.0%	3.6%
Provision for income taxes	13,818	3,513	2.1%	0.6%
Net income	$52,805	$17,004	7.9%	3.0%
Total revenue. The $106.0 million increase in Total revenue for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to continued strong growth in membership dues and in-center revenue, including continuing to realize the benefits of pricing actions already completed, membership growth in our new and ramping centers and higher member utilization of our in-center offerings.
With respect to the $102.9 million increase in Center revenue for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023:
•73.5% was from membership dues and enrollment fees, which increased $75.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase reflects the improvement in our Center memberships, which increased to 832,636 as of June 30, 2024 from 790,238 as of June 30, 2023, as well as higher average monthly dues per Center membership during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023; and
•26.5% was from in-center revenue, which increased $27.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
The $3.1 million increase in Other revenue for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by the improved performance of our Life Time Work locations and athletic events business.
Center operations expenses. The $52.9 million increase in Center operations expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to increased operating costs related to our new and ramping centers as well as growth in memberships and in-center business revenue.

Rent expense. The $7.5 million increase in Rent expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year, the timing of taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
General, administrative and marketing expenses. General, administrative and marketing expenses increased $0.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to increases in cash incentive compensation expenses, information technology costs and center support overhead to enhance and broaden our member services and experiences, partially offset by lower share-based compensation expense.
Depreciation and amortization. Depreciation and amortization increased $11.5 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to new center openings.
Other operating expense. Other operating expense decreased $18.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the recognition of a $7.6 million gain on sale-leaseback transactions and a $4.3 million gain on the sale of land during the three months ended June 30, 2024 as compared to the recognition of a $7.5 million loss on sale-leaseback transactions during the three months ended June 30, 2023.
Interest expense, net of interest income. The $5.7 million increase in Interest expense, net of interest income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was driven by a higher average level of outstanding borrowings and higher interest rates associated with our variable rate debt during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Provision for income taxes. The provision for income taxes was $13.8 million for the three months ended June 30, 2024 as compared to $3.5 million for the three months ended June 30, 2023. The effective tax rate was 20.7% and 17.1% for those same periods, respectively. The increase in provision for income taxes for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by an increase in earnings before taxes and the tax deficiencies associated with share-based payment awards, partially offset by a reduction in the valuation allowance associated with certain of our deferred tax assets.
Net income. As a result of the factors described above, net income was $52.8 million for the three months ended June 30, 2024 as compared to $17.0 million for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
			As a Percentage of Total Revenue
	2024	2023	2024	2023
Revenue:
Center revenue	$1,225,492	$1,039,877	96.9%	97.0%
Other revenue	38,986	32,705	3.1%	3.0%
Total revenue	1,264,478	1,072,582	100.0%	100.0%
Operating expenses:
Center operations	677,410	576,712	53.6%	53.8%
Rent	147,229	133,971	11.6%	12.5%
General, administrative and marketing	102,099	95,337	8.1%	8.9%
Depreciation and amortization	135,617	116,449	10.7%	10.8%
Other operating expense	25,310	30,321	2.0%	2.8%
Total operating expenses	1,087,665	952,790	86.0%	88.8%
Income from operations	176,813	119,792	14.0%	11.2%
Other (expense) income:
Interest expense, net of interest income	(75,072)	(63,174)	(6.0)%	(5.9)%
Equity in (loss) earnings of affiliates	(287)	231	—%	—%
Total other expense	(75,359)	(62,943)	(6.0)%	(5.9)%
Income before income taxes	101,454	56,849	8.0%	5.3%
Provision for income taxes	23,732	12,385	1.9%	1.2%
Net income	$77,722	$44,464	6.1%	4.1%
Total revenue. The $191.9 million increase in Total revenue for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due to continued strong growth in membership dues and in-center revenue, including continuing to realize the benefits of pricing actions already completed, membership growth in our new and ramping centers and higher member utilization of our in-center offerings.
With respect to the $185.6 million increase in Center revenue for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:
•77.3% was from membership dues and enrollment fees, which increased $143.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase reflects the improvement in our Center memberships, which increased to 832,636 as of June 30, 2024 from 790,238 as of June 30, 2023, as well as higher average monthly dues per Center membership during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023; and
•22.7% was from in-center revenue, which increased $42.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
The $6.3 million increase in Other revenue for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by the improved performance of our Life Time Work locations, media and events business and Life Time Living locations.
Center operations expenses. The $100.7 million increase in Center operations expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to increased operating costs related to our new and ramping centers as well as growth in memberships and in-center business revenue.

Rent expense. The $13.3 million increase in Rent expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year, the timing of taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
General, administrative and marketing expenses. General, administrative and marketing expenses increased $6.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increases in our cash-based incentive compensation and information technology costs, the timing of marketing expenses primarily related to our new club openings and center support overhead to enhance and broaden our member services and experiences, partially offset by lower share-based compensation expense.
Depreciation and amortization. Depreciation and amortization increased $19.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to new center openings.
Other operating expense. Other operating expense decreased $5.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the recognition of a $7.5 million gain on sale-leaseback transactions and a $4.3 million gain on sale of land during the six months ended June 30, 2024 as compared to the recognition of a $0.8 million loss on sale-leaseback transactions during the six months ended June 30, 2023, partially offset by a $4.9 million gain on the sale of two triathlon events during the six months ended June 30, 2023 and increased costs to support other revenue growth.
Interest expense, net of interest income. The $11.9 million increase in Interest expense, net of interest income for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was driven by a higher average level of outstanding borrowings and higher interest rates associated with our variable rate debt during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Provision for income taxes. The $11.3 million increase in provision for income taxes for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by an increase in earnings before taxes and the tax deficiencies associated with share-based payment awards, partially offset by a reduction in the valuation allowance associated with certain of our deferred tax assets. The effective tax rate was 23.4% and 21.8% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the six months ended June 30, 2024 is higher than our statutory rate of 21% and reflects an increase due to deductibility limitations associated with executive compensation and state income tax provisions, partially offset by a reduction in valuation allowance associated with certain of our deferred tax assets.
Net income. As a result of the factors described above, net income was $77.7 million and $44.5 million for the six months ended June 30, 2024 and 2023, respectively.
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
Our top priorities continue to include improving our balance sheet, reducing leverage and generating positive free cash flow. Our cash flow from operations continues to improve and we have taken significant actions to improve our liquidity. In May 2023, we refinanced our $273.6 million Term Loan Facility that had a maturity date in December 2024 to our $310.0 million Term Loan Facility that has a maturity date of January 15, 2026. In December 2023, we amended our Term Loan Facility to reduce the interest rate by 0.50%. During 2023, we completed sale-leaseback transactions associated with three properties and year-to-date 2024 we have completed sale-leaseback transactions for four properties. For more information regarding the sale-leaseback transactions that were consummated during the six months ended June 30, 2024, see Note 6, Leases, to our condensed consolidated financial statements included in this report. Additionally, we benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and control the cost and pace of capital expenditures, including in determining when to begin or delay construction on a new athletic country club.

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
As of June 30, 2024, there were $65.0 million of outstanding borrowings under our Revolving Credit Facility and there were $30.9 million of outstanding letters of credit, resulting in total availability under our $475.0 million Revolving Credit Facility of $379.1 million. Total cash and cash equivalents at June 30, 2024 was $34.5 million, resulting in total cash and availability under our Revolving Credit Facility of $413.6 million.
The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$260,830	$216,291
Net cash used in investing activities	(154,281)	(259,498)
Net cash (used in) provided by financing activities	(87,102)	48,420
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(55)	136
Increase in cash and cash equivalents and restricted cash and cash equivalents	$19,392	$5,349
Operating Activities
The $44.5 million increase in net cash provided by operating activities for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily the result of increased business performance and profitability.
Investing Activities
Investing activities consist primarily of the acquisition and development of new centers, expenditures necessary to maintain and update or enhance our centers and associated equipment and investments in our business and technology. We finance the purchase of our property, centers and equipment through operating cash flows, proceeds from sale-leaseback transactions, construction reimbursements and draws on our Revolving Credit Facility.
The $105.2 million decrease in net cash used in investing activities for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by a $64.6 million increase in the amount of proceeds that we received from sale-leaseback transactions, a $36.0 million decrease in capital expenditures and $6.3 million of proceeds from the sale of land during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Growth capital expenditures (1)	$108,560	$112,295	$213,469	$236,971
Maintenance capital expenditures (2)	27,298	27,310	48,436	52,109
Modernization and technology capital expenditures (3)	8,448	26,657	39,202	47,996
Total capital expenditures	$144,306	$166,262	$301,107	$337,076
(1)    Consist of new center land and construction, initial major remodels of acquired centers, major remodels of existing centers that expand existing square footage, asset acquisitions including the purchase of previously leased centers and other growth initiatives.
(2)    Consist of general maintenance of existing centers.
(3)    Consist of modernization of existing centers and technology.
The decrease in total capital expenditures for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by less new center construction activity.

Financing Activities
The $135.5 million decrease in net cash provided by financing activities for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by net payments on borrowings under our Revolving Credit Facility, payments of mortgage notes and less proceeds from stock option exercises during the six months ended June 30, 2024.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At June 30, 2024, we held no investments in marketable securities.
In connection with the refinancing of our Term Loan Facility in May 2023, we converted the Term Loan Facility and the Revolving Credit Facility from LIBOR to Term Secured Overnight Financing Rate (“SOFR”). We incur interest at variable rates under both our Term Loan Facility and Revolving Credit Facility. At June 30, 2024, there were $65.0 million of outstanding borrowings under the Revolving Credit Facility and $30.9 million of outstanding letters of credit, resulting in total revolver availability of $379.1 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus 3.50% or base rate plus 2.50%. In December 2023, we amended our Term Loan Facility to reduce the interest rate by 0.50%. Our Term Loan Facility variable rates are SOFR plus the applicable credit adjustment spread plus 4.00% or base rate plus 3.00% and had an outstanding balance of $310.0 million at June 30, 2024. During the three months ended June 30, 2024, we amended the credit agreement governing the Revolving Credit Facility to replace the Canadian Dollar Offered Rate (CDOR), which ceased at the end of June 2024, with the Canadian Overnight Repo Rate Average (CORRA). We do not have any outstanding borrowings in Canadian dollars under the Revolving Credit Facility.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are engaged in litigation or other proceedings incidental to the normal course of business, including investigations and claims regarding employment law including wage and hour and unfair labor practices; supplier, customer and service provider contract terms; products liability; and real estate. Other than as set forth in Note 9, Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Life Time Group Holdings, Inc.

Date: August 1, 2024	By:	/s/ Erik Weaver
Erik Weaver
Executive Vice President & Chief Financial Officer