Form 10-Q
period 2024-09-30
Life Time Group Holdings, Inc.
filed 2024-10-28
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 24, 2024, the registrant had 206,972,629 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$120,947	$11,161
Restricted cash and cash equivalents	16,106	18,805
Accounts receivable, net	26,230	23,903
Center operating supplies and inventories	59,237	52,803
Prepaid expenses and other current assets	41,374	57,751
Income tax receivable	5,298	10,101
Total current assets	269,192	174,524
Property and equipment, net	3,095,145	3,171,616
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,335,206	2,202,601
Intangible assets, net	171,917	172,127
Other assets	72,840	75,914
Total assets	$7,179,659	$7,032,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,592	$81,252
Construction accounts payable	61,562	108,730
Deferred revenue	48,836	49,299
Accrued expenses and other current liabilities	196,290	185,305
Current maturities of debt	12,439	73,848
Current maturities of operating lease liabilities	67,016	58,764
Total current liabilities	456,735	557,198
Long-term debt, net of current portion	1,639,752	1,859,027
Operating lease liabilities, net of current portion	2,401,711	2,268,863
Deferred income taxes, net	77,657	56,066
Other liabilities	42,004	36,875
Total liabilities	4,617,859	4,778,029
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 206,613 and 196,671 shares issued and outstanding, respectively.	2,066	1,967
Additional paid-in capital	3,025,445	2,835,883
Accumulated deficit	(457,736)	(576,813)
Accumulated other comprehensive loss	(7,975)	(6,925)
Total stockholders’ equity	2,561,800	2,254,112
Total liabilities and stockholders’ equity	$7,179,659	$7,032,141
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Center revenue	$674,775	$568,402	$1,900,267	$1,608,279
Other revenue	18,459	16,775	57,445	49,480
Total revenue	693,234	585,177	1,957,712	1,657,759
Operating expenses:
Center operations	371,134	319,401	1,048,544	896,113
Rent	78,575	69,225	225,804	203,196
General, administrative and marketing	57,737	51,668	159,836	147,005
Depreciation and amortization	69,451	63,618	205,068	180,067
Other operating expense	22,642	34,516	47,952	64,837
Total operating expenses	599,539	538,428	1,687,204	1,491,218
Income from operations	93,695	46,749	270,508	166,541
Other (expense) income:
Interest expense, net of interest income	(36,011)	(33,075)	(111,083)	(96,249)
Equity in (loss) earnings of affiliates	(116)	56	(403)	287
Total other expense	(36,127)	(33,019)	(111,486)	(95,962)
Income before income taxes	57,568	13,730	159,022	70,579
Provision for income taxes	16,213	5,815	39,945	18,200
Net income	$41,355	$7,915	$119,077	$52,379

Income per common share:
Basic	$0.20	$0.04	$0.60	$0.27
Diluted	$0.19	$0.04	$0.57	$0.26
Weighted-average common shares outstanding:
Basic	202,945	196,146	199,793	195,404
Diluted	214,633	204,298	207,841	203,954

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$41,355	$7,915	$119,077	$52,379
Foreign currency translation adjustments, net of tax of $0	1,266	(2,265)	(1,050)	(303)
Comprehensive income	$42,621	$5,650	$118,027	$52,076

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2024	199,052	$1,990	$2,873,839	$(499,091)	$(9,241)	$2,367,497
Net income	—	—	—	41,355	—	41,355
Other comprehensive income	—	—	—	—	1,266	1,266
Share-based compensation	—	—	9,265	—	—	9,265
Stock option exercises	1,547	16	18,042	—	—	18,058
Issuance of common stock in connection with the Offering (Note 7), net of issuance costs	6,000	60	124,297	—	—	124,357
Issuances of common stock in connection with the vesting of restricted stock units	14	—	2	—	—	2
Balance at September 30, 2024	206,613	$2,066	$3,025,445	$(457,736)	$(7,975)	$2,561,800

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2023	196,671	$1,967	$2,835,883	$(576,813)	$(6,925)	$2,254,112
Net income	—	—	—	119,077	—	119,077
Other comprehensive loss	—	—	—	—	(1,050)	(1,050)
Share-based compensation	—	—	27,216	—	—	27,216
Stock option exercises	1,691	17	19,531	—	—	19,548
Issuance of common stock in connection with the Offering (Note 7), net of issuance costs	6,000	60	124,297	—	—	124,357
Issuances of common stock in connection with the vesting of restricted stock units	701	6	(986)	—	—	(980)
Issuances of common stock in connection with the employee stock purchase plan	103	1	1,461	—	—	1,462
Settlement of accrued compensation liabilities through the issuance of common stock	1,447	15	18,043	—	—	18,058
Balance at September 30, 2024	206,613	$2,066	$3,025,445	$(457,736)	$(7,975)	$2,561,800

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2023	196,031	$1,960	$2,814,424	$(608,412)	$(7,260)	$2,200,712
Net income	—	—	—	7,915	—	7,915
Other comprehensive loss	—	—	—	—	(2,265)	(2,265)
Share-based compensation	—	—	8,906	—	—	8,906
Stock option exercises	152	2	1,619	—	—	1,621
Balance at September 30, 2023	196,183	$1,962	$2,824,949	$(600,497)	$(9,525)	$2,216,889

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2022	194,271	$1,943	$2,784,416	$(652,876)	$(9,222)	$2,124,261
Net income	—	—	—	52,379	—	52,379
Other comprehensive loss	—	—	—	—	(303)	(303)
Share-based compensation	—	—	22,842	—	—	22,842
Stock option exercises	1,362	14	14,884	—	—	14,898
Issuances of common stock in connection with the vesting of restricted stock units	337	3	(113)	—	—	(110)
Issuances of common stock in connection with the employee stock purchase plan	123	1	1,449	—	—	1,450
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	1,472
Balance at September 30, 2023	196,183	$1,962	$2,824,949	$(600,497)	$(9,525)	$2,216,889

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$119,077	$52,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,068	180,067
Deferred income taxes	21,693	15,994
Share-based compensation	30,450	37,029
Non-cash rent expense	25,181	26,900
Impairment charges associated with long-lived assets	2,941	6,620
(Gain) loss on disposal of property and equipment, net	(6,548)	13,742
Write-off of debt discounts and issuance costs	3,510	—
Amortization of debt discounts and issuance costs	5,891	5,862
Changes in operating assets and liabilities	1,794	(4,407)
Other	2,919	(3,240)
Net cash provided by operating activities	411,976	330,946
Cash flows from investing activities:
Capital expenditures	(388,213)	(529,965)
Proceeds from sale-leaseback transactions	207,714	121,831
Proceeds from the sale of land	15,577	4,169
Other	2,819	416
Net cash used in investing activities	(162,103)	(403,549)
Cash flows from financing activities:
Proceeds from borrowings	—	44,291
Repayments of debt	(408,612)	(11,202)
Proceeds from revolving credit facility	1,045,000	986,000
Repayments of revolving credit facility	(925,000)	(961,000)
Repayments of finance lease liabilities	(626)	(771)
Proceeds from financing obligations	4,300	1,500
Payments of debt discounts and issuance costs	(1,873)	(2,550)
Proceeds from the issuance of common stock, net of issuance costs	124,357	—
Proceeds from stock option exercises	19,548	14,897
Proceeds from issuances of common stock in connection with the employee stock purchase plan	1,462	1,450
Other	(1,304)	(110)
Net cash (used in) provided by financing activities	(142,748)	72,505
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(38)	30
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	107,087	(68)
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	29,966	25,509
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$137,053	$25,441

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of September 30, 2024, we operated 177 centers in 31 states and one Canadian province.
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
2. Summary of Significant Accounting Policies
New Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to expand annual and interim disclosure requirements for reportable segments, primarily through additional disclosures on segment expenses. We expect to adopt the accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2024. We do not anticipate the updated standard will have a material impact on our financial statement disclosures.
In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. The updated guidance requires additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We expect to adopt the accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2025. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three and nine months ended September 30, 2024 and 2023.
Financial Assets and Liabilities. At September 30, 2024 and December 31, 2023, the carrying value and fair value of our outstanding long-term debt was as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,658,653	$1,661,106	$1,948,145	$1,934,695
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
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three and nine months ended September 30, 2024 and 2023.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Property held for sale	$—	$8,600
Construction contract receivables	12,806	25,280
Prepaid insurance	2,762	2,393
Prepaid commissions	6,057	5,059
Prepaid rent	3,752	514
Prepaid software licenses and maintenance	5,576	5,481
Other	10,421	10,424
Prepaid expenses and other current assets	$41,374	$57,751

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Real estate taxes	$38,138	$32,165
Accrued interest	31,238	38,723
Payroll liabilities	39,176	40,357
Self-insurance accruals	27,419	24,869
Corporate accruals	34,574	33,066
Other	25,745	16,125
Accrued expenses and other current liabilities	$196,290	$185,305
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Nine Months Ended September 30,
	2024	2023
Accounts receivable	$(3,175)	$(8,044)
Center operating supplies and inventories	(6,448)	(2,903)
Prepaid expenses and other current assets	(5,361)	3,316
Income tax receivable	4,802	(10,967)
Other assets	(284)	5,203
Accounts payable	(10,532)	2,191
Accrued expenses and other current liabilities	22,258	10,596
Deferred revenue	(867)	1,277
Other liabilities	1,401	(5,076)
Changes in operating assets and liabilities	$1,794	$(4,407)
Additional supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash paid for income taxes, net of refunds received	$13,413	$13,172
Cash payments for interest, net of capitalized interest	110,084	91,896
Capitalized interest	4,664	14,498
Non-cash activity:
Issuances of common stock in connection with a business acquisition	—	1,472
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	172,106	106,285
Finance leases	969	963
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	5,069	17,845
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	13,350	5,900
Non-cash increase in financing obligations as a result of interest accretion	89	83

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Membership dues and enrollment fees	$488,105	$407,903	$1,376,212	$1,152,506
In-center revenue	186,670	160,499	524,055	455,773
Total center revenue	674,775	568,402	1,900,267	1,608,279
Other revenue	18,459	16,775	57,445	49,480
Total revenue	$693,234	$585,177	$1,957,712	$1,657,759
The timing associated with the revenue we recognized during the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$599,700	$18,459	$618,159	$502,003	$16,775	$518,778
Goods and services transferred at a point in time	75,075	—	75,075	66,399	—	66,399
Total revenue	$674,775	$18,459	$693,234	$568,402	$16,775	$585,177
The timing associated with the revenue we recognized during the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$1,684,453	$57,445	$1,741,898	$1,417,352	$49,480	$1,466,832
Goods and services transferred at a point in time	215,814	—	215,814	190,927	—	190,927
Total revenue	$1,900,267	$57,445	$1,957,712	$1,608,279	$49,480	$1,657,759
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, enrollment fees, other in-center services offerings and membership dues. Contract liabilities at September 30, 2024 and December 31, 2023 were $48.9 million and $49.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at September 30, 2024 and December 31, 2023 was $48.8 million and $49.3 million, respectively, and consists primarily of prepaid Dynamic Personal Training, media and athletic events, enrollment fees, other in-center services and membership dues.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at September 30, 2024 and December 31, 2023 were $0.1 million and $0.6 million, respectively, and consist primarily of deferred enrollment fees.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5. Debt
Debt consisted of the following:

	September 30, 2024	December 31, 2023
Term Loan Facility, retired September 2024	$—	$310,000
Prior Revolving Credit Facility, retired September 2024	—	90,000
Revolving Credit Facility, maturing September 2029	210,000	—
5.75% Senior Secured Notes, maturing January 2026	925,000	925,000
8.00% Senior Unsecured Notes, maturing April 2026	475,000	475,000
Construction Loan, retired August 2024	—	28,000
Mortgage Notes, various maturities	44,890	115,502
Other debt	3,440	4,122
Fair value adjustment	323	521
Total debt	1,658,653	1,948,145
Less unamortized debt discounts and issuance costs	(6,462)	(15,270)
Total debt less unamortized debt discounts and issuance costs	1,652,191	1,932,875
Less current maturities	(12,439)	(73,848)
Long-term debt, less current maturities	$1,639,752	$1,859,027
Refinancing Transaction
On September 20, 2024, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a thirteenth amendment to the credit agreement governing our senior secured credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provided for, among other things, (i) an increase in the commitments under the revolving credit facility to $650.0 million, (ii) a reduction in the floating interest rate per annum of, at our option, Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.50% or a base rate plus 1.50%, and a reduction in the undrawn commitment fee rate from 50 basis points to 25 basis points, and (iii) an extension of the maturity of the revolving credit facility to September 20, 2029, except that the maturity will be (a) October 16, 2025 if at least $100 million remains outstanding on the Senior Secured Notes on such date and (b) January 14, 2026 if at least $100 million remains outstanding on the Senior Unsecured Notes on such date. The applicable margins will (i) decrease 25 basis points upon achieving a certain first lien net leverage ratio and/or (ii) decrease 25 basis points upon achieving public corporate family ratings of Ba3 or BB- from any two of Moody’s, S&P and Fitch, as provided in the Amended Credit Agreement.
Term Loan Facility
On August 19, 2024, we used a portion of the net proceeds we received from an equity offering to pay down an aggregate principal amount of $110.0 million of our Term Loan Facility. For more information regarding our equity offering, see Note 7, Stockholders’ Equity. On September 20, 2024, we paid the remaining aggregate principal amount of $200.0 million of our Term Loan Facility and no borrowings remained outstanding under our Term Loan Facility as of September 30, 2024.
Before we paid off the Term Loan Facility in full on September 20, 2024, loans under the Term Loan Facility were at a floating interest rate per annum of, at our option, SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus the continued applicable margin of 4.00% or a base rate plus 3.00%. We were not required to make principal payments on the Term Loan Facility prior to its maturity.
Revolving Credit Facility
At September 30, 2024, there were $210.0 million of outstanding borrowings under the $650.0 million Revolving Credit Facility, as amended pursuant to the Amended Credit Agreement, and there were $31.2 million of outstanding letters of credit, resulting in total revolver availability of $408.8 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable margin of 2.50% or a base rate plus 1.50%. During the second quarter of 2024, we amended the credit agreement governing the Revolving Credit Facility to replace the Canadian Dollar Offered Rate (CDOR), which ceased at the end of June 2024, with the Canadian Overnight Repo Rate Average (CORRA). We do not have any outstanding borrowings in Canadian dollars under the Revolving Credit Facility.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the nine months ended September 30, 2024 was 9.36% and $140.6 million, respectively. The highest balance during that same period was $285.0 million.
Construction Loan
On August 15, 2024, we fully paid the remaining principal balance and accrued interest associated with our Construction Loan totaling $28.2 million.
Mortgage Notes
During the nine months ended September 30, 2024, we fully paid at maturity the principal balance and remaining accrued interest associated with two of our Mortgage Notes totaling $62.9 million.
Debt Discounts and Issuance Costs
During the three months ended September 30, 2024, in connection with the Refinancing Transaction, we incurred debt discounts and issuance costs totaling $1.9 million, which are included in Other assets on our condensed consolidated balance sheet at September 30, 2024.
During the three months ended September 30, 2024, in connection with the pay down in full of each of our Term Loan Facility and Construction Loan, we recognized $3.5 million of debt discounts and issuance cost write-offs, which are included in Interest expense, net of interest income in our condensed consolidated statement of operations.
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Credit Facilities, Secured Notes, Unsecured Notes and Mortgage Notes. We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility, which requires us to maintain a first lien net leverage ratio, if 30.00% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $90.0 million).
As of September 30, 2024, we were either in compliance in all material respects with the covenants or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at September 30, 2024 were as follows:

October 2024 through September 2025	$12,439
October 2025 through September 2026	1,413,007
October 2026 through September 2027	19,876
October 2027 through September 2028	157
October 2028 through September 2029	210,173
Thereafter	2,678
Total future maturities of long-term debt	$1,658,330

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
6. Leases
Sale-Leaseback Transactions with Unrelated Third Parties
During the nine months ended September 30, 2024, we entered into and consummated sale-leaseback transactions with three unrelated third parties. Under these transactions, we sold five properties for gross proceeds of $173.2 million, which was reduced by transaction costs of $1.0 million, for net cash proceeds of $172.2 million. The estimated fair value of the properties sold was $182.2 million. Accordingly, the aggregate cash sales price associated with these arrangements was increased by a $9.0 million aggregate off-market adjustment to $181.2 million. Of the aggregate off-market adjustment, $13.3 million was associated with a property sale in which the sales price was less than the fair value of the property sold, which was recognized as an increase in the aggregate sales price associated with this property and an increase in the related operating lease right-of-use asset, and $4.3 million was associated with property sales in which the sales price was greater than the fair value of the properties sold, which was recognized as a reduction to the aggregate sales price associated with these properties and as financing obligations separate from the related operating lease liabilities. Proceeds from the financing obligations are reported within financing activities on our condensed consolidated statement of cash flows. During the nine months ended September 30, 2024, we recognized a net gain of $19.8 million on sale-leaseback transactions with unrelated third parties, which is included in Other operating expense in our condensed consolidated statement of operations.
Right-of-use assets and lease liabilities recognized in connection with sale-leaseback transactions with unrelated third parties were $123.0 million and $108.5 million, respectively.
Sale-Leaseback Transaction with Related Parties
During the three months ended September 30, 2024, we entered into and consummated a sale-leaseback transaction with an entity in which our chief executive officer and a member of our board of directors own a minority interest. Under this transaction, we sold one property for gross proceeds of $40.0 million, which was reduced by transaction costs of $0.2 million, for net cash proceeds of $39.8 million. The estimated fair value of the property sold was $40.3 million. During the three months ended September 30, 2024, we recognized a loss of $17.2 million on this sale-leaseback transaction, which is included in Other operating expense in our condensed consolidated statement of operations.
The right-of-use asset and lease liability recognized in connection with this sale-leaseback transaction was $25.1 million and $24.9 million, respectively.
7. Stockholders’ Equity
Equity Offering
On August 14, 2024, we consummated the registered offering, issuance and sale of 6.0 million shares of our common stock by the Company (the “Primary Shares”) and 7.8 million shares of our common stock by certain of our stockholders (the “Secondary Shares”) at an offering price of $21.75 per share, less underwriting discounts and commissions (collectively, the “Offering”). We received total gross proceeds from the Primary Shares of $130.5 million, which was reduced by underwriting discounts and commissions and other expenses of $6.1 million, for net proceeds of $124.4 million. We did not receive any proceeds from the sale of the Secondary Shares. We used a portion of the net proceeds we received from the Offering to pay down $110.0 million of our Term Loan Facility on August 19, 2024. For more information regarding our debt, see Note 5, Debt.
Share-Based Compensation Expense
Share-based compensation expense for the three months ended September 30, 2024 was $11.8 million, of which $9.3 million and $2.5 million was associated with equity-classified awards and liability-classified awards, respectively. Share-based compensation expense for the nine months ended September 30, 2024 was $30.5 million, of which $27.2 million and $3.3 million was associated with equity-classified awards and liability-classified awards, respectively.
Share-based compensation expense for the three months ended September 30, 2023 was $14.9 million, of which $8.9 million and $6.0 million was associated with equity-classified awards and liability-classified awards, respectively. Share-based compensation expense for the nine months ended September 30, 2023 was $37.0 million, of which $22.8 million and $14.2 million was associated with equity-classified awards and liability-classified awards, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Restricted Stock Units
During the nine months ended September 30, 2024, the Company granted approximately 1.8 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 1.3 million were time-based vesting awards and approximately 0.5 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.
Performance Stock Units
During the nine months ended September 30, 2024, the Company granted approximately 0.5 million three-year performance stock unit awards under the 2021 Incentive Award Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. Approximately 0.3 million of the performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period and approximately 0.2 million of the performance stock unit awards are based on our leverage ratio at the end of each year with one-third vesting each year dependent on achieving the leverage ratio target for such year. We determine the grant date fair value of performance stock unit awards by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date.
Other Share-Based Payment Awards
In the event specified performance metrics are met under our 2024 incentive compensation program for team members who are not executive officers, awards thereunder will be paid out in cash or through the issuance of fully-vested shares of the Company’s common stock or a combination thereof at the time of such performance determination in 2025. As of September 30, 2024, we expect that these awards will be settled in a combination of cash and shares of the Company’s common stock. Because the portion of incentive compensation that we currently expect to pay through the issuance of shares of the Company’s common stock represents a fixed dollar that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for this portion of these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the nine months ended September 30, 2024 is included in Accrued expenses and other current liabilities on our September 30, 2024 condensed consolidated balance sheet.
In February 2024, our board of directors determined that our 2023 performance exceeded the maximum performance metric under our 2023 short-term incentive program and issued corresponding shares of common stock to our employees. As a result, the $18.1 million liability we had recognized in connection with liability-classified share-based payment awards, which was included in Accrued expenses and other current liabilities on our December 31, 2023 condensed consolidated balance sheet, was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the nine months ended September 30, 2024.
8. Income Per Share
For the three and nine months ended September 30, 2024 and 2023, our potentially dilutive securities included stock options, restricted stock units and shares to be issued under our employee stock purchase plan. Our potentially dilutive securities for the three and nine months ended September 30, 2024 also included performance stock units.
The following table sets forth the calculation of basic and diluted income per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$41,355	$7,915	$119,077	$52,379

Weighted-average common shares outstanding – basic	202,945	196,146	199,793	195,404
Dilutive effect of stock-based compensation awards	11,688	8,152	8,048	8,550
Weighted-average common shares outstanding – diluted	214,633	204,298	207,841	203,954

Income per common share – basic	$0.20	$0.04	$0.60	$0.27
Income per common share – diluted	$0.19	$0.04	$0.57	$0.26

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	1,750	6,533	1,750	6,272
Restricted stock units	66	872	66	872
Potential common shares excluded from the weighted average share calculations	1,816	7,405	1,816	7,144
9. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing Life Time’s claims with prejudice, and entered judgment on July 26, 2024. Life Time has appealed from that judgment to the Minnesota Court of Appeals. The Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
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
10. Subsequent Events
On October 22, 2024, Life Time, Inc., an indirect subsidiary of Life Time Group Holdings, Inc., priced $500 million in aggregate principal amount of 6.000% senior secured notes due 2031. The offering is expected to close on November 5, 2024, subject to customary closing conditions. Concurrently with the closing of the offering, we intend to amend the Amended Credit Agreement to, among other things, incur new term loans in an aggregate principal amount of $1,000 million that will mature in 2031 and bear interest at a rate per annum of SOFR plus an applicable margin of 2.50% (subject to a certain ratings-based step-down). We intend to use the net proceeds from the senior secured notes and new term loans and cash from our balance sheet to fund the satisfaction and discharge of the Senior Secured Notes due 2026 and Senior Unsecured Notes due 2026.
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from September 30, 2024 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no other events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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
Overview
Equity Offering
On August 14, 2024, we consummated the registered offering, issuance and sale of 6.0 million shares of our common stock by the Company (the “Primary Shares”) and 7.8 million shares of our common stock by certain of our stockholders (the “Secondary Shares”) at an offering price of $21.75 per share, less underwriting discounts and commissions (collectively, the “Offering”). We received total gross proceeds from the Primary Shares of $130.5 million, which was reduced by underwriting discounts and commissions and other expenses. We did not receive any proceeds from the sale of the Secondary Shares.

Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a leading lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.5 million individual members, who together comprise more than 876,000 memberships, as of September 30, 2024. Since our founding over 30 years ago, we have sought to continuously innovate ways for our members to lead healthy and happy lives by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 175 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our brand loyalty and track record of providing differentiated experiences to our members has fueled our strong, long-term financial performance.
Our luxurious athletic country clubs total approximately 17 million square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 41,000 Life Time team members, including over 10,700 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $2,361 for the nine months ended September 30, 2024 as compared to $2,095 for the nine months ended September 30, 2023. Total visits to our clubs were 87 million for the nine months ended September 30, 2024 as compared to 78 million for the nine months ended September 30, 2023, and average visits per membership to our centers remained strong at 108 for the nine months ended September 30, 2024. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our total Center revenue increased to $1,900.3 million for the nine months ended September 30, 2024 as compared to $1,608.3 million for the nine months ended September 30, 2023. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers that are open and operating ramp to expected performance, we benefit from capital expenditures already invested in our centers under construction and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of September 30, 2024, we had 27 centers open for less than three years and nine new centers under construction, with significant growth capital expenditures already invested into these new centers that have yet to open. We are expanding the number of our centers using an asset-light model that targets increasingly affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase. We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner and we are targeting 10 to 12 new locations on average per year. We believe these combined dynamics create a strong tailwind for the continued growth of our total Center revenue.
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

We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our centers and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations offer luxury wellness-oriented residences, also in close proximity to one of our athletic country clubs. As of September 30, 2024, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.
Macroeconomy
We continue to monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates and labor, as well as a potential economic recession. Inflation has been elevated, which has impacted our expenses and capital expenditures in several areas, including wages, construction costs and other operating expenses, and thus pressured our margin performance. Despite this headwind, we have experienced growth in our revenue and margins. Our Term Loan Facility and Revolving Credit Facility have variable rates and are thus also impacted by the higher interest rates. We will continue to monitor the macroeconomic environment, but we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
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

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and nine months ended September 30, 2024 and 2023. The following information has been presented consistently for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	826,502	784,331	826,502	784,331
Digital On-hold memberships	50,007	45,708	50,007	45,708
Total memberships	876,509	830,039	876,509	830,039

Revenue Data
Membership dues and enrollment fees	72.3%	71.8%	72.4%	71.7%
In-center revenue	27.7%	28.2%	27.6%	28.3%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$488,105	$407,903	$1,376,212	$1,152,506
In-center revenue	186,670	160,499	524,055	455,773
Total Center revenue	$674,775	$568,402	$1,900,267	$1,608,279

Average Center revenue per center membership (1)	$815	$722	$2,361	$2,095
Comparable center revenue (2)	12.1%	11.4%	11.8%	16.6%

Center Data
Net new center openings (3)	2	6	6	9
Total centers (end of period) (3)	177	170	177	170
Total center square footage (end of period) (4)	17,400,000	16,700,000	17,400,000	16,700,000

GAAP and Non-GAAP Financial Measures
Net income	$41,355	$7,915	$119,077	$52,379
Net income margin (5)	6.0%	1.4%	6.1%	3.2%
Adjusted net income (6)	$56,278	$26,684	$140,158	$91,139
Adjusted net income margin (6)	8.1%	4.6%	7.2%	5.5%
Adjusted EBITDA (7)	$180,293	$142,981	$499,816	$399,123
Adjusted EBITDA margin (7)	26.0%	24.4%	25.5%	24.1%
Center operations expense	$371,134	$319,401	$1,048,544	$896,113
Pre-opening expenses (8)	$1,164	$1,477	$4,819	$6,146
Rent	$78,575	$69,225	$225,804	$203,196
Non-cash rent expense (open properties) (9)	$9,684	$8,409	$20,734	$25,662
Non-cash rent expense (properties under development) (9)	$1,847	$861	$4,447	$1,238
Net cash provided by operating activities	$151,146	$114,655	$411,976	$330,946
Free cash flow (10)	$138,332	$(30,274)	$247,054	$(73,019)
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended September 30, 2024, we opened two centers.
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
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Net income	$41,355	$7,915	$119,077	$52,379
Share-based compensation expense (a)	11,752	14,858	30,450	37,029
Loss (gain) on sale-leaseback transactions (b)	4,902	12,672	(2,620)	13,431
Legal settlements (c)	1,250	—	1,250	—
Asset impairments (d)	—	5,340	—	6,620
Other (e)	2,869	(312)	(927)	(4,852)
Taxes (f)	(5,850)	(13,789)	(7,072)	(13,468)
Adjusted net income	$56,278	$26,684	$140,158	$91,139

Income per common share:
Basic	$0.20	$0.04	$0.60	$0.27
Diluted	$0.19	$0.04	$0.57	$0.26
Adjusted income per common share:
Basic	$0.28	$0.14	$0.70	$0.47
Diluted	$0.26	$0.13	$0.67	$0.45
Weighted-average common shares outstanding:
Basic	202,945	196,146	199,793	195,404
Diluted	214,633	204,298	207,841	203,954
(a)    Share-based compensation expense recognized during the three and nine months ended September 30, 2024 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) that launched on December 1, 2022, and liability-classified awards related to our 2024 short-term incentive plan. Share-based compensation expense recognized during the three and nine months ended September 30, 2023 was associated with stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive plan.
(b)    We adjust for the impact of gains and losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the gain on sale-leaseback transactions that we recognized during the nine months ended September 30, 2024, see Note 6, Leases, to our condensed consolidated financial statements in this report.
(c)    We adjust for the impact of unusual legal settlements. These costs are non-recurring in nature and do not reflect costs associated with our normal ongoing operations.
(d)    Represents non-cash asset impairments of our long-lived assets.
(e)    Includes (i) a $3.5 million write-off of the unamortized debt discounts and issuance costs associated with the extinguishment of our former Term Loan Facility and Construction Loan for the three and nine months ended September 30, 2024, (ii) (gain) loss on sales of land of $(0.6) million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $(5.0) million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, and (iii) legal-related expenses in pursuit of our claim against Zurich of $0.1 million for the three months ended September 30, 2023, and $0.6 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. For 2023, also includes a subsidy (credit) for our Canadian operations in connection with COVID-19 of $(0.3) million for the nine months ended September 30, 2023 and gain on sales of the Company’s triathlons and certain other assets of $(0.8) million and $(5.7) million for the three and nine months ended September 30, 2023, respectively.
(f)    Represents the estimated tax effect of the total adjustments made to arrive at Adjusted net income using the effective income tax rates for the respective periods.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Net income	$41,355	$7,915	$119,077	$52,379
Interest expense, net of interest income	36,011	33,075	111,083	96,249
Provision for income taxes	16,213	5,815	39,945	18,200
Depreciation and amortization	69,451	63,618	205,068	180,067
Share-based compensation expense (a)	11,752	14,858	30,450	37,029
Loss (gain) on sale-leaseback transactions (b)	4,902	12,672	(2,620)	13,431
Legal settlements (c)	1,250	—	1,250	—
Asset impairments (d)	—	5,340	—	6,620
Other (e)	(641)	(312)	(4,437)	(4,852)
Adjusted EBITDA	$180,293	$142,981	$499,816	$399,123
(a) - (d)    See the corresponding footnotes to the table in footnote 6 immediately above.
(e)    Includes (i) (gain) loss on sales of land of $(0.6) million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $(5.0) million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, and (ii) legal-related expenses in pursuit of our claim against Zurich of $0.1 million for the three months ended September 30, 2023, and $0.6 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. For 2023, also includes a subsidy (credit) for our Canadian operations in connection with COVID-19 of $(0.3) million for the nine months ended September 30, 2023 and gain on sales of the Company’s triathlons and certain other assets of $(0.8) million and $(5.7) million for the three and nine months ended September 30, 2023, respectively.
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
The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$151,146	$114,655	$411,976	$330,946
Capital expenditures, net of construction reimbursements	(87,106)	(192,889)	(388,213)	(529,965)
Proceeds from sale-leaseback transactions	65,043	43,791	207,714	121,831
Proceeds from land sales	9,249	4,169	15,577	4,169
Free cash flow	$138,332	$(30,274)	$247,054	$(73,019)
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
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 68% of our centers are now leased, including approximately 86% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic Trends
We have been monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates and labor, as well as a potential economic recession. See “—Overview—Macroeconomy” for additional information.
Share-Based Compensation
During the nine months ended September 30, 2024, we recognized share-based compensation expense associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive plan, totaling approximately $30.5 million. During the nine months ended September 30, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive plan, totaling approximately $37.0 million.

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
Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
			As a Percentage of Total Revenue
	2024	2023	2024	2023
Revenue:
Center revenue	$674,775	$568,402	97.3%	97.1%
Other revenue	18,459	16,775	2.7%	2.9%
Total revenue	693,234	585,177	100.0%	100.0%
Operating expenses:
Center operations	371,134	319,401	53.5%	54.6%
Rent	78,575	69,225	11.3%	11.8%
General, administrative and marketing	57,737	51,668	8.3%	8.8%
Depreciation and amortization	69,451	63,618	10.0%	10.9%
Other operating expense	22,642	34,516	3.3%	5.9%
Total operating expenses	599,539	538,428	86.4%	92.0%
Income from operations	93,695	46,749	13.6%	8.0%
Other (expense) income:
Interest expense, net of interest income	(36,011)	(33,075)	(5.2)%	(5.7)%
Equity in (loss) earnings of affiliates	(116)	56	—%	—%
Total other expense	(36,127)	(33,019)	(5.2)%	(5.7)%
Income before income taxes	57,568	13,730	8.4%	2.3%
Provision for income taxes	16,213	5,815	2.3%	1.0%
Net income	$41,355	$7,915	6.1%	1.3%
Total revenue. The $108.1 million increase in Total revenue for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due to continued strong growth in membership dues and in-center revenue, including higher average dues as a result of pricing actions already completed and higher rack rates at newer centers, membership growth in our new and ramping centers and higher member utilization of our in-center offerings.

With respect to the $106.4 million increase in Center revenue for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023:
•75.4% was from membership dues and enrollment fees, which increased $80.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase reflects the improvement in our Center memberships, which increased to 826,502 as of September 30, 2024 from 784,331 as of September 30, 2023, as well as higher average monthly dues per Center membership during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023; and
•24.6% was from in-center revenue, which increased $26.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
The $1.7 million increase in Other revenue for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by the improved performance of our Life Time Work locations.
Center operations expenses. The $51.7 million increase in Center operations expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to operating costs related to our new and ramping centers as well as costs to support growth in memberships and in-center business revenue.
Rent expense. The $9.4 million increase in Rent expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year, the timing of taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
General, administrative and marketing expenses. General, administrative and marketing expenses increased $6.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to increased cash incentive compensation and benefit-related expenses, information technology costs and center support overhead to enhance and broaden our member services and experiences, partially offset by lower share-based compensation expense.
Depreciation and amortization. Depreciation and amortization increased $5.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to new center openings.
Other operating expense. Other operating expense decreased $11.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the recognition of a $4.9 million loss on sale-leaseback transactions and a $0.6 million gain on sales of outparcels of land during the three months ended September 30, 2024 as compared to the recognition of a $12.7 million loss on sale-leaseback transactions and a $5.6 million loss on the sale of an outparcel of land during the three months ended September 30, 2023.
Interest expense, net of interest income. The $2.9 million increase in Interest expense, net of interest income for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by the write-off of unamortized debt discounts and issuance costs associated with the extinguishment of our former Term Loan Facility and Construction Loan during the three months ended September 30, 2024.
Provision for income taxes. The $10.4 million increase in provision for income taxes for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by an increase in earnings before taxes and a change in the valuation allowance associated with certain of our deferred tax assets, partially offset by reduced tax deficiencies associated with share-based payment awards. The effective tax rate was 28.2% and 42.4% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended September 30, 2024 is higher than our statutory rate of 21% and reflects an increase due to deductibility limitations associated with executive compensation and state income tax provisions, partially offset by a reduction in valuation allowance associated with certain of our deferred tax assets.
Net income. As a result of the factors described above, net income was $41.4 million for the three months ended September 30, 2024 as compared to $7.9 million for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
			As a Percentage of Total Revenue
	2024	2023	2024	2023
Revenue:
Center revenue	$1,900,267	$1,608,279	97.1%	97.0%
Other revenue	57,445	49,480	2.9%	3.0%
Total revenue	1,957,712	1,657,759	100.0%	100.0%
Operating expenses:
Center operations	1,048,544	896,113	53.6%	54.1%
Rent	225,804	203,196	11.5%	12.3%
General, administrative and marketing	159,836	147,005	8.2%	8.9%
Depreciation and amortization	205,068	180,067	10.5%	10.8%
Other operating expense	47,952	64,837	2.4%	3.9%
Total operating expenses	1,687,204	1,491,218	86.2%	90.0%
Income from operations	270,508	166,541	13.8%	10.0%
Other (expense) income:
Interest expense, net of interest income	(111,083)	(96,249)	(5.7)%	(5.8)%
Equity in (loss) earnings of affiliates	(403)	287	—%	—%
Total other expense	(111,486)	(95,962)	(5.7)%	(5.8)%
Income before income taxes	159,022	70,579	8.1%	4.2%
Provision for income taxes	39,945	18,200	2.0%	1.1%
Net income	$119,077	$52,379	6.1%	3.1%
Total revenue. The $300.0 million increase in Total revenue for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due to continued strong growth in membership dues and in-center revenue, including higher average dues as a result of pricing actions already completed and higher rack rates at newer centers, membership growth in our new and ramping centers and higher member utilization of our in-center offerings.
With respect to the $292.0 million increase in Center revenue for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:
•76.6% was from membership dues and enrollment fees, which increased $223.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase reflects the improvement in our Center memberships, which increased to 826,502 as of September 30, 2024 from 784,331 as of September 30, 2023, as well as higher average monthly dues per Center membership during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023; and
•23.4% was from in-center revenue, which increased $68.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
The $8.0 million increase in Other revenue for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by the improved performance of our Life Time Work locations, media and events business and Life Time Living locations.
Center operations expenses. The $152.4 million increase in Center operations expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to operating costs related to our new and ramping centers as well as costs to support growth in memberships and in-center business revenue.

Rent expense. The $22.6 million increase in Rent expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year, the timing of taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
General, administrative and marketing expenses. General, administrative and marketing expenses increased $12.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increased cash incentive compensation and benefit-related expenses, information technology costs, center support overhead to enhance and broaden our member services and experiences and the timing of marketing expenses primarily related to our new club openings, partially offset by lower share-based compensation expense.
Depreciation and amortization. Depreciation and amortization increased $25.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to new center openings.
Other operating expense. Other operating expense decreased $16.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the recognition of a $2.6 million gain on sale-leaseback transactions and a $5.0 million gain on sales of outparcels of land during the nine months ended September 30, 2024 as compared to the recognition of a $13.4 million loss on sale-leaseback transactions and a $5.6 million loss on the sale of an outparcel of land during the nine months ended September 30, 2023, partially offset by a $4.9 million gain on the sale of two triathlon events during the nine months ended September 30, 2023 and increased costs to support other revenue growth.
Interest expense, net of interest income. The $14.8 million increase in Interest expense, net of interest income for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was driven by a decrease in capitalized interest during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 and the write-off of unamortized debt discounts and issuance costs associated with the extinguishment of our former Term Loan Facility and Construction Loan during the nine months ended September 30, 2024.
Provision for income taxes. The $21.7 million increase in provision for income taxes for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by an increase in earnings before taxes, partially offset by a reduction in the valuation allowance associated with certain of our deferred tax assets. The effective tax rate was 25.1% and 25.8% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the nine months ended September 30, 2024 is higher than our statutory rate of 21% and reflects an increase due to deductibility limitations associated with executive compensation and state income tax provisions, partially offset by a reduction in valuation allowance associated with certain of our deferred tax assets.
Net income. As a result of the factors described above, net income was $119.1 million and $52.4 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Our top priorities continue to include improving our balance sheet, reducing leverage and generating positive free cash flow. Our cash flow from operating activities continues to improve and we have taken significant actions to improve our liquidity. In August 2024, we consummated the registered offering, issuance and sale of 6.0 million shares of our common stock by the Company for total gross proceeds of $130.5 million, which was reduced by underwriting discounts and commissions and other expenses. We used $110.0 million of these net proceeds to pay down the aggregate principal amount outstanding under our former Term Loan Facility. Additionally, in September 2024, we amended our senior secured credit agreement to, among other things, (i) increase the commitments under the revolving credit facility to $650.0 million, (ii) reduce the floating interest rate per annum of, at our option, Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.50% or a base rate plus 1.50%, and reduce the undrawn commitment fee rate from 50 basis points to 25 basis points, and (iii) extend the maturity of the revolving credit facility to September 2029, subject to a springing maturity for our Senior Secured Notes and Senior Unsecured Notes. In September 2024, we paid the remaining aggregate principal amount of $200.0 million of our former Term Loan Facility and no borrowings remained outstanding under our former Term Loan Facility as of September 30, 2024.
On October 22, 2024, Life Time, Inc., an indirect subsidiary of Life Time Group Holdings, Inc., priced $500 million in aggregate principal amount of 6.000% senior secured notes due 2031. The offering is expected to close on November 5, 2024, subject to customary closing conditions. Concurrently with the closing of the offering, we intend to amend the Amended Credit Agreement to, among other things, incur new term loans in an aggregate principal amount of $1,000 million that will mature in 2031 and bear interest at a rate per annum of SOFR plus an applicable margin of 2.50% (subject to a certain ratings-based step-down). We intend to use the net proceeds from the senior secured notes and new term loans and cash from our balance sheet to fund the satisfaction and discharge of the Senior Secured Notes due 2026 and Senior Unsecured Notes due 2026.
During 2023, we completed sale-leaseback transactions associated with three properties and year-to-date 2024 we have completed sale-leaseback transactions for six properties. For more information regarding the sale-leaseback transactions that were consummated during the nine months ended September 30, 2024, see Note 6, Leases, to our condensed consolidated financial statements included in this report. Additionally, we benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and control the pace of capital expenditures, including in determining when to begin or delay construction on a new athletic country club.
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
As of September 30, 2024, there were $210.0 million of outstanding borrowings under our Revolving Credit Facility and there were $31.2 million of outstanding letters of credit, resulting in total availability under our $650.0 million Revolving Credit Facility of $408.8 million. Total cash and cash equivalents at September 30, 2024 was $120.9 million, resulting in total cash and availability under our Revolving Credit Facility of $529.7 million.
The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$411,976	$330,946
Net cash used in investing activities	(162,103)	(403,549)
Net cash (used in) provided by financing activities	(142,748)	72,505
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(38)	30
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$107,087	$(68)
Operating Activities
The $81.0 million increase in net cash provided by operating activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily the result of increased business performance and profitability.
Investing Activities
Investing activities consist primarily of the acquisition and development of new centers, expenditures necessary to maintain and update or enhance our centers and associated equipment and investments in our business and technology. We fund the purchase of our property, centers and equipment through operating cash flows, proceeds from sale-leaseback transactions, construction reimbursements and draws on our Revolving Credit Facility.
The $241.4 million decrease in net cash used in investing activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by a $141.8 million decrease in capital expenditures, a $85.9 million increase in proceeds that we received from sale-leaseback transactions and a $11.4 million increase in proceeds from the sale of land during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Growth capital expenditures (1)	$46,416	$131,871	$259,885	$368,842
Maintenance capital expenditures (2)	21,566	29,676	70,002	81,785
Modernization and technology capital expenditures (3)	19,124	31,342	58,326	79,338
Total capital expenditures	$87,106	$192,889	$388,213	$529,965
(1)    Consist of new center land and construction, initial major remodels of acquired centers, major remodels of existing centers that expand existing square footage, asset acquisitions including the purchase of previously leased centers and other growth initiatives.
(2)    Consist of general maintenance of existing centers.
(3)    Consist of modernization of existing centers and technology.
The decrease in total capital expenditures for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by the timing and type of new center construction activity and higher modernization expenditures during the nine months ended September 30, 2023 as we accelerated our pickleball expansion and studio and fitness floor conversions.
Financing Activities
The $215.3 million decrease in net cash provided by financing activities for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by the payoff of our former Term Loan Facility and Construction Loan and payments of our mortgage notes, offset by proceeds from the equity offering that we completed and higher net borrowings under our Revolving Credit Facility during the nine months ended September 30, 2024.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At September 30, 2024, we held no investments in marketable securities.
In connection with the refinancing of our former Term Loan Facility in May 2023, we converted the Term Loan Facility and the Revolving Credit Facility from LIBOR to SOFR. We incur interest at variable rates under our Revolving Credit Facility and we incurred interest at variable rates under our former Term Loan Facility until we paid it off in full on September 20, 2024. At September 30, 2024, there were $210.0 million of outstanding borrowings under the Revolving Credit Facility and $31.2 million of outstanding letters of credit, resulting in total revolver availability of $408.8 million, which was available following the amendment to our senior secured credit agreement in September 2024 at intervals ranging from 30 to 180 days at interest rates of SOFR plus 2.50% or base rate plus 1.50%. Before we paid in full the aggregate principal balance outstanding under our former Term Loan Facility, the variable rates thereunder were SOFR plus the applicable credit adjustment spread plus 4.00% or base rate plus 3.00%. During the nine months ended September 30, 2024, we also amended the credit agreement governing the Revolving Credit Facility to replace the Canadian Dollar Offered Rate (CDOR), which ceased at the end of June 2024, with the Canadian Overnight Repo Rate Average (CORRA). We do not have any outstanding borrowings in Canadian dollars under the Revolving Credit Facility.

Assuming that the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $6.5 million change in annual interest expense on the indebtedness under the Credit Facilities as of September 30, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On September 10, 2024, Ritadhwaja Jebens (RJ) Singh, the Company’s Executive Vice President and Chief Digital Officer, adopted a Rule 10b5-1 trading plan (the “Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Trading Plan provides for the sale of (i) vested restricted stock units up to a maximum of 66,786 shares of our common stock and (ii) net shares (number not yet determinable) of the Company’s common stock received in connection with the vesting of restricted stock units covering 107,874 shares and performance stock units covering 5,229 shares that are scheduled to vest between October 12, 2024 to May 1, 2025, after shares are withheld to satisfy tax withholding obligations. The Trading Plan will terminate on December 31, 2025 unless sooner terminated pursuant to its terms.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1	Thirteenth Amendment to the Credit Agreement, dated as of September 20, 2024, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	9/23/2024
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: October 28, 2024	By:	/s/ Erik Weaver
Erik Weaver
Executive Vice President & Chief Financial Officer