Form 10-K
period 2024-12-31
Life Time Group Holdings, Inc.
filed 2025-02-27
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $958.0 million (based upon the closing sale price of the common stock on that date on the NYSE).
As of February 24, 2025, the registrant had 209,592,785 shares of common stock outstanding, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2025, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Who We Are
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.5 million individual members, who together comprise more than 866,000 memberships, as of December 31, 2024. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We believe that consumers equate our brand with the uncompromising quality, luxury and “Healthy Way of Life” experiences that Life Time offers. We have built our reputation and robust brand equity through our continuous focus on delivering high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 175 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.
Our centers serve communities in both suburban and urban markets across North America. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 42,000 Life Time team members, including over 10,800 certified fitness professionals, ranging from personal trainers to studio performers.
We have a model and scale that would be difficult to replicate. Our premium real estate portfolio of owned and leased athletic country clubs spans over 17 million of indoor square feet and approximately seven million of outdoor square feet. Our footprint of athletic country clubs as of December 31, 2024:

Our Membership Offering
We offer a variety of convenient month-to-month memberships with no long-term contracts, including:
•base memberships that provide general access (with some amenities excluded) to a selected home center and all centers with the same or lower base monthly dues rate, with the option for a junior membership as an add-on. The junior membership add-on for children 13 years old and younger currently costs $20-$100 per month. We do not count junior memberships as incremental in our membership count since they are already part of our base membership;
•signature memberships that are base memberships plus access to certain products, services or spaces that would otherwise be accessible only upon payment of additional dues or fees such as small group training and court time for certain racquet sports at certain centers;
•qualified base memberships that can be purchased at a reduced rate through partnerships with third party administrators including certain medical insurance providers and which may have limited hours; and
•digital on-hold memberships for members who do not currently wish to access our centers, but still want to maintain certain member benefits, including the right to convert back to a Center membership without paying an enrollment fee. The majority of our digital on-hold memberships cost $15 per month.
We also have Life Time Digital memberships for direct-to-consumer memberships that do not provide access to our centers and do not convert back to a Center membership. Our digital membership is accessible through our Life Time integrated digital app. Life Time Digital features include live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support, and curated award-winning health, fitness and wellness content. We currently report our Life Time Digital memberships within our digital on-hold membership totals. Our digital offering is available to consumers at no charge through our Life Time digital app. Users of our free digital app are not included in our membership count. As we continue to invest in our technology, including the Life Time app and artificial intelligence, we believe our members and users of our digital app will be able to further utilize and benefit from our “Healthy Way of Life” ecosystem.
Our Highly Predictable Subscription-Based Revenue Model
Our subscription-based membership model creates highly predictable and recurring revenue that has proven to be resilient for over 30 years and across economic cycles. Membership dues and enrollment fees comprise our largest source of revenue, representing over 70% of our total Center revenue. Coming out of the pandemic, we made a strategic shift to a more robust subscription offering and, as a result, our membership dues and enrollment fees now represent over 72% of our total Center revenue for the year ended December 31, 2024. We believe this recurring revenue stream, the strength of our brand and the effective execution of our operating strategy have driven our long-term track record of growth. Except in 2020 due to the impact of COVID-19, we have grown our revenue each year since 2000 and, in 2024, we recognized the highest revenue in our history, as shown below.
Revenue ($ in millions)

Our Engaged Members
The power of our lifestyle brand, attractive member demographics, breadth and desirability of amenities and services and high utilization of our centers allow us to build deeply meaningful connections with our members, which are difficult for others in our industry to replicate fully.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits per membership to our athletic country clubs. Our average revenue per center membership increased to $3,160 in 2024 compared to $2,810 and $2,528 in 2023 and 2022, respectively. Total visits to our clubs were over 114 million in 2024 as compared to 103 million and 86 million in 2023 and 2022, respectively. Average visits per membership to our centers remained strong at 143 for 2024. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our member engagement is driven by the vast array of amenities, services, products and activities that enable an entire family to grow and develop, regardless of where they are in their health and wellness journey. We support our existing and prospective members through a concierge service model that keeps our members’ interests first. We also recruit, hire and certify those whom we believe are the best professionals in our industry to empower, educate and entertain our members. We offer something for every generation, from young children attending our swim lessons and Kids Academy classes, teenagers and adults engaged in our state-of-the-art fitness equipment, Dynamic Personal Training and small group training and more senior adults engaged in our ARORA community, to members of all ages participating in pickleball, our iconic athletic events and a variety of our other in-center activities. The table below displays this wide assortment of physical and digital experiences:

Amenities	Services	Activities, Products and Events
Indoor and Outdoor Pools
Group Fitness Studios
Cycle Studios
Yoga & Pilates Studios
Indoor and Outdoor Tennis Courts
Indoor and Outdoor Pickleball Courts
LifeCafe with Poolside Service
Bar and Lounge
Free Weight and Resistance Equipment
Cardiovascular Equipment
Steam Room and Sauna
Racquetball and Squash Spaces
Locker Rooms
Child Center and Kids Academy
Basketball/Volleyball Courts

Dynamic Personal Training
Dynamic Stretch
Small Group Training
ARORA
MIORA
Weight Loss Coaching
Nutrition Coaching
LifeSpa and Medi-spa
Physical Therapy and Chiropractic
Assessments and Lab Testing
Sport Specific Coaching
Endurance Coaching
Swim Lessons and Team Coaching
Towel and Locker Service
Experience Life

Athletic Leagues and Tournaments
Kids’ Birthday Parties
Summer and Vacation Camps for Kids
Sports Training Camps
Athletic Events
Social Events
Outdoor Group Runs
Outdoor Group Cycle Rides
Swim Meets
Charity Events
Nutritional Supplements
Apparel

During 2024, we also organized approximately 44,100 events and served as a social and community hub for our members.
Our member base is primarily made up of members in affluent suburban and urban locations. We believe our membership base has a discretionary spending level that, on average, is less susceptible to adverse economic conditions. As of December 31, 2024, our members had a median household income of $158,000, which is 1.4 times the median income in the respective trade areas, 73% owned a home, approximately 58% are part of a couples or family membership and these members typically engage more fully within our centers, and approximately 56% had at least a college education. Additionally, our gender mix is balanced and approximately 44% are under 35 years of age and approximately 78% are under 55 years of age.
Our Growth Strategies and Member Experience Initiatives
We have built a strong foundation with an engaged membership base in pursuit of a healthy way of living. We continue to build on that foundation by executing several strategies and initiatives to grow and expand our business, further engage our members, optimize our memberships and member experience, and increase revenue per center membership. We are elevating our member experiences through new and improved in-center service offerings, omni-channel offerings and wellness products. We are also expanding the number of our centers in an asset-light model that targets higher income members, higher average annual revenue per center membership and higher returns on invested capital.

Expand and Elevate In-Center Service Offerings
We continue to evolve our premium lifestyle brand in ways that elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency.
Over the past few years, we have increased our investment in the following strategic initiatives, which are driving member engagement and significant increases in unique participants or total sessions in these areas:
•Pickleball. We now have over 700 dedicated pickleball courts and we had approximately 5.2 million participations during 2024. We believe pickleball is driving both new memberships and member engagement.
•Dynamic Personal Training. During 2024, we averaged over 180,000 Dynamic Personal Training sessions per month, an 18% increase in total sessions compared to 2023. We also launched Dynamic Stretch in the third quarter of 2023.
•Small Group Training. During 2024, we averaged over 39,000 small group training sessions per month, a 25% increase in total sessions compared to 2023, while also increasing total participation and average participants per session. Our small group training includes Alpha, GTX and Ultra Fit.
•ARORA. Our ARORA community is focused on members aged 55 years and older. We averaged over 9,000 classes per month in 2024, a 34% increase in total sessions compared to 2023. We believe we have opportunities to further grow our offerings to this community as the U.S. population continues to age.
•MIORA. Our new MIORA health optimization and longevity services include comprehensive assessments, proprietary therapies, supplements and recovery and rejuvenation tools. After launching a pilot location in 2024, we plan to expand these services to additional locations in 2025 and beyond.
We have also been executing on enhanced offerings within our LifeCafe, LifeShop and LifeSpa, including our newly branded LTH nutritional products.
Optimize Revenue per Center Membership
We expect to continue to elevate and expand our member experiences with a continued focus on increasing member engagement, while optimizing membership levels and membership dues in our centers. We believe that the pricing actions we have taken to better reflect our premier brand and the value our members receive has resulted in higher revenue and better member experiences. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, market presence, demographic nature, population density, competition, initial investment in the center and available services and amenities. We expect to continually refine our strategy to strike the right balance between the number of members at any given center with the membership dues for that center.
We have grown our average revenue per center membership to $3,160 in 2024, up from $2,810 in 2023 and $2,528 in 2022. We believe our average revenue per center membership will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed above. Our new centers on average have taken three to four years to ramp to expected performance. As of December 31, 2024, we had 29 centers open for less than three years and 12 new centers under construction, with significant growth capital expenditures already invested into these new centers that have yet to open. We believe these combined dynamics create a strong tailwind for the continued growth of our total Center revenue.
Expand National Footprint in Affluent Metropolitan Statistical Areas
Our new center expansion initiatives are focused on strategic locations in increasingly affluent markets with higher income members that will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. We believe we have significant whitespace opportunity for our premium athletic country clubs across the United States and Canada, as well as internationally. Since 2015, we have introduced more strategic and flexible asset-light center formats that can be modified to accommodate various settings, including ground-up suburban builds, mall or retail locations, vertical residential and urban locations. The strength of our brand, paired with this flexibility, has allowed us to expand our footprint on the East and West coasts and increased our presence in premium urban and coastal areas such as Boston, Chicago, New York City, Florida and California.
We have developed a disciplined and sophisticated process to evaluate markets and specific sites in those markets where we may want to build, lease or acquire new centers. This dynamic process is based upon demographic, psychographic and competitive criteria generated from profiles of our most successful centers, and we continue to refine these criteria based upon the performance of our centers. We believe that the presence of a Life Time center benefits landlords and property developers by bringing our attractive membership base to their locations and increasing the value of the underlying property and surrounding neighborhoods. We seek to leverage this halo effect of our brand, as well as long-term relationships with landlords and property developers, to achieve favorable lease or development agreements and increased construction reimbursements to support our asset-light expansion.
We opened eight, 11 and 10 new centers in 2024, 2023 and 2022, respectively. We are targeting opening 10 to 12 new locations on average per year going forward.
Flexible Asset-light Real Estate Model
We have a diversified portfolio of 179 resort-like athletic country club destinations that are primarily located in affluent markets across 31 states and one Canadian province. Since 2015, we have expanded our center base using an asset-light strategy that has also allowed us to grow the number of centers in a more cost-effective manner and to enter attractive urban and coastal markets with premium centers, where the price of real estate had historically been a deterrent to entry. Our growth strategy is flexible and we can capitalize on a variety of opportunities including (i) within existing facilities that we can acquire at below market value and open more quickly; (ii) by entering into or taking over leases with tenant improvement contributions from landlords; (iii) by adapting existing retail or office space with tenant improvement contributions; and (iv) through ground-up suburban builds leveraging sale-leaseback proceeds as a mechanism to recycle capital and reduce our overall net invested capital.
Approximately 68% of our centers are now leased, including approximately 87% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015.
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
Our asset-light strategy helped us achieve our objective to be free cash flow positive starting in the second quarter of 2024 and we expect to remain free cash flow positive on an annual basis while maintaining a robust pipeline of new centers. We generally expect to have net invested capital, which we define as gross invested capital, net of construction reimbursements, less net proceeds from sale-leaseback transactions, of $25-$30 million per new location on average, with an average return on net invested capital across our portfolio targeted at in excess of 30% after the three to four years it takes on average for our new centers to ramp to expected performance.
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
Continue to Expand Our Omni-Channel Offerings
We believe the importance of health, fitness and wellness coupled with the structural shift of consumer preferences toward experiential and proactive health and wellness spending creates new opportunities for us to leverage our “Healthy Way of Life” lifestyle and leisure brand. We expect to leverage our brand reputation and deep understanding of the member experience to add a growing portfolio of products and services to our omni-channel platform.
We continue to invest in our digital capabilities, including in the Life Time integrated digital app and artificial intelligence, which we believe will enable our members to further utilize our “Healthy Way of Life” ecosystem. We have also made our digital app available to everyone free of charge, which we believe will strengthen our brand and allow many more people to experience and benefit from our ecosystem. Our digital app user base continues to grow and we are strengthening our streaming and on-demand offerings and content. In addition, we are improving our e-commerce presence that includes the purchase of a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements, including our newly branded LTH nutritional products.

We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences, also in close proximity to our athletic country clubs. As of December 31, 2024, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. While we are in the early stages of capitalizing on this opportunity, we believe integrating how and where consumers live, work, move and play is a promising opportunity that Life Time is uniquely positioned to capture. As we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities, we expect to continue to grow our omni-channel platform to support the “Healthy Way of Life” journey of our members wherever they are in the United States and Canada.
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
Human Capital
Our unwavering commitment to excellence and a “Healthy Way of Life” culture is driven by our passionate team members and strong leadership team that includes Bahram Akradi, our founder, Chairman and Chief Executive Officer. Life Time was founded by Mr. Akradi in 1992 to help people achieve their health, fitness and wellness goals by delivering entertaining, educational and innovative experiences with uncompromising quality and unparalleled service. Since our founding, we have believed that creating and sustaining a trusted community requires a high level of passion and commitment from our team. We therefore recruit, hire and certify those whom we believe are the best professionals in the industry to empower, educate and entertain our members. In addition, to enhance our member experiences and drive consistency in our hospitality and services, we have a strong focus on team member culture, training and certification. We value a welcoming and inclusive culture. Our focus on engagement among team members attracts and fosters our multi-generational member base.
By building a strong team, Life Time has continued to grow and consistently deliver exceptional experiences and strong financial results. As of December 31, 2024, we employed over 42,000 Life Time team members, including over 33,000 part-time employees and over 10,800 certified fitness professionals, ranging from personal trainers to studio performers. On average, our centers are generally staffed with approximately 210 to 260 full-time and part-time employees depending on center activity levels.
Our team members are at the heart of our Company. We have an entrepreneurial spirit that we believe makes us highly adaptable, reflects an ownership mentality and allows us to navigate shifts in the health, fitness and wellness landscape. Our team members are dedicated to providing the best programs and experiences in the best facilities, and we know this happens by hiring and inspiring the best people. By consistently delivering extraordinary experiences, we have built a highly trusted, premium lifestyle and leisure brand that embraces all aspects of healthy living, healthy aging and healthy entertainment. We call this collective approach and lens to physical, mental and social well-being “Healthy Way of Life” (“HWOL”).
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

Inclusion at Life Time
At Life Time, we are committed to inspiring healthy, happy lives for everyone in our communities. We aspire to create healthy environments and workspaces that recognize, empower and celebrate the unique talents, backgrounds and perspectives of individuals so team members feel welcomed, respected, supported and valued. We believe inclusion is at the heart of our team members’ and members’ sense of belonging, and so our efforts are focused on making Life Time “A Place for Everyone.”
To help create “A Place for Everyone” at Life Time, we created the Life Time Inclusion Council, which is comprised of a small group of core team members, along with a larger group of ambassadors representing each of our club locations and many corporate divisions. Our inclusion council works through committees to identify and incubate areas for enhancing diversity and inclusion within our organization. Among other initiatives, Life Time has supported mentoring, coaching, engagement forums and inclusive leadership feedback and learning.
Development and Training
Our recruiting and talent acquisition teams seek diverse and highly skilled team members who promote a friendly and inviting environment and uphold consistency in performance and excellence in hospitality. Through this casting, we select team members whom we believe are the best fitness professionals in the industry to empower, educate and entertain our members. Additionally, all center team members are required to participate in a training and certification program that is specifically designed for their role and in education that promotes health and safety and reinforces our non-discrimination and anti-harassment policies. We also provide comprehensive training through our Life Time Education platform that is comprised of both an externally licensed school branded as Life Time Academy (“LTA”) and an internal team member education and certification division that we call Life Time University (“LTU”). LTA offers a certification for entry-level professionals to prepare for a career with Life Time or within the health, fitness and wellness industry. LTU delivers certification, learning, education and development opportunities for all team members. Life Time Education supports the culture of Life Time through programs in service, inclusion and diversity and personal and professional growth. Team members may also engage in ongoing mentoring and continuing education. We require an annual re-certification before any team member is permitted to work or to advance to other positions within our Company.
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
We are not a party to a collective bargaining agreement with any of our employees. We believe we have created a positive environment where our employees can thrive while delivering an uncompromising member experience, and we believe relations with our employees are good.
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
•providers of office co-working spaces and luxury apartments; and
•providers of wellness and other health and wellness-orientated products and services.
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
Intellectual Property
Our business depends on the quality and reputation of our brand. We file a substantial number of our trademarks and service marks with the United States Patent and Trademark Office, including for Life Time and many of our branded studio classes, service offerings and products. We consider our brand to be one of our most important assets and certain of our trademarks and service marks to be of material importance to our business and actively defend and enforce such trademarks and service marks. Examples include LIFE TIME®, , EXPERIENCE LIFE®, DPT DYNAMIC PERSONAL TRAINING, ARORA, MIORA, LIFECAFE®, LTH, , LIFESPA®, LIFE TIME HEALTHY WAY OF LIFE®, LIFE TIME WORK® and LIFE TIME LIVING®. Solely for convenience, our trademarks, service marks or tradenames may appear in this Annual Report without the corresponding ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent, our rights to such trademarks, service marks and tradenames.
Governmental Laws and Regulations
Our operations and business practices are subject to laws and regulations at federal, state, provincial and local levels, including consumer protection laws, health and safety regulations, licensing requirements and regulations related to our training, cafe and bistro, spa, aquatics, child care and ancillary health and fitness-related products and services, environmental laws and regulations, including those related to the handling, use, investigation, remediation and storage of hazardous materials, the emission, release and discharge of hazardous materials into the environment, the health and safety of our employees and the disclosure of our environmental initiatives, fair housing laws, accessibility laws, regulations and laws related to the collection, use and security of personal information about our members, guests and other third parties, and wage and hour and other labor and employment laws.
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
Life Time Foundation
We believe in giving back to our communities in ways that empower people to live happy, healthy lives. In 2003, we formed the Life Time Foundation with a focus on inspiring healthier families. In 2010, we further focused on helping children reach their full potential by collaborating with school food leaders to help them serve wholesome, nourishing, minimally processed food in schools across the United States. In 2022, we complemented these efforts with a focus on increasing physical activity and healthy movement in our nation’s youth. Since 2010, the Life Time Foundation has given over $10 million and positively impacted millions of children across the country in these areas. In 2023, we expanded the mission of the Life Time Foundation to promote a healthy planet including forestation and environmental conservation efforts. The Healthy Planet program supported planting over 230,000 trees across the United States in 2024.
Available Information
We file annual, quarterly and special reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at http://www.sec.gov. Those filings are also available to the public free of charge on, or accessible through, our investor relations website at www.ir.lifetime.life under the “SEC Filings” tab. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report.
Item 1A. RISK FACTORS
Risks Relating to Our Business Operations and Competitive Environment
We may be unable to attract and retain members and we may not effectively optimize revenue per center membership, either of which could have a negative effect on our business, results of operations and financial condition.
The success of our business depends on our ability to attract and retain members and to optimize our revenue per center membership. There are numerous factors that could prevent us from increasing, or cause a decline in, our memberships and in-center business or that could prevent us from optimizing our revenue per center membership, any of which could adversely impact our business, results of operations and financial condition. These factors include (i) our ability to deliver premium member experiences, (ii) members valuing our offerings at the prices we charge, (iii) changing desires, confidence, discretionary spending and behaviors of consumers and our ability to anticipate and respond to such shifts, (iv) introductions or terminations of products, services, benefits or technology, (v) general economic and environmental conditions, (vi) market or center maturity or saturation, (vii) direct and indirect competition in our trade areas and (viii) social fears such as terror or health threats.
All of our members are able to cancel their membership at any time upon providing advance notice. We must therefore continually engage existing members and attract new members in order to maintain our membership and in-center service levels and earn the membership dues and service fees that we charge our members. Elevating our member experiences to meet and exceed their expectations requires investment in our team members, programs, products, services and centers. These investments may impact our short-term results of operations and cash flows as our investments in our business may be made more quickly than we see the returns on our investments. Additionally, we cannot be certain that these strategies will attract and retain members or deliver higher revenue per center membership.
Our business, results of operations and prospects may be adversely affected by the environments in which we operate, including with respect to the macroeconomy, the political climate, global pandemics or other health crises, severe weather, natural disasters, hostilities, gun violence and social unrest.
The macroeconomic environment in which we operate can adversely impact our business, results of operations and prospects, including with respect to inflation, interest rates, taxes or tariffs, labor and supply chain issues, and economic recession. While the inflation rate has improved, the extended period of elevated inflation and overall higher costs has impacted our expenses and capital expenditures in several areas, including wages, construction costs and other operating expenses. These inflationary impacts pressure our margin performance and increase our capital expenditures. Similarly, while interest rates have begun to decrease, the comparatively higher interest rate environment has also increased the cost of our borrowings. The combined impact of inflation and higher interest rates caused us to temporarily slow down the start of new construction on our ground-up suburban builds. We have restarted our ground-up builds, but the slowdown impacted the number and mix of new centers that we opened in 2024 and will impact the mix of new centers that we will open in 2025. Higher investment in new centers than we had originally planned, coupled with capitalization rates on our sale-leaseback transactions that are higher than historical levels or investment that takes longer to execute due to any number of reasons, requires us to outperform our operational plan to achieve our targeted return.
Global pandemics or other health crises can also adversely impact our business, results of operations, financial condition and prospects. We experienced significant reductions in membership levels, revenue per center membership, center activity and new center growth related to the COVID-19 pandemic, including from the responses of diverse governmental authorities in closing or restarting our operations. Our business took time to recover from that pandemic, similar to how our new centers take several years to mature to expected performance, and the recovery varied by center and geography. We cannot be certain that we will not need to close our centers, restrict operations within our centers or suspend or reduce the level of real estate or construction activities again related to another pandemic or health crisis.
Severe weather, natural disasters and shifting climate patterns, including fires, hurricanes and more extreme temperatures, hostilities, gun violence including active threats, social unrest or terrorist activities (or expectations about them) can adversely affect our members, consumer spending and confidence levels, supply availability and costs, as well as the local operations in impacted markets, all of which could have an adverse effect on our results of operations and financial condition. We may also be forced to temporarily or permanently close centers due to any number of such circumstances. The severity and impact of center closures and center damage or destruction, and the cost to operate our centers, could increase as the climate, geopolitical and social environment changes, including with respect to our water usage in environments where water may be scarce or costly and the cost to cool our facilities in environments that experience higher temperatures. That severity and impact could also be greater in the various geographical locations across the country where we operate multiple centers and as we expand. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully. Additionally, while we have been a company focused on environmental, social and governance (“ESG”) matters from our formation, as we continue to develop and execute on our ESG initiatives, we could incur additional costs or risks that adversely impact our business.
Our business could be adversely affected by competition in the competitive health, fitness and wellness industry.
We compete with numerous industry participants as detailed in “Item 1—Business—Competition” of this Annual Report. Competitors compete with us to attract members in our markets and digitally. Competitors also attempt to copy all or portions of our business model or services, which could erode our market share and brand recognition or impair our business and results of operations. It is also possible that competitors could introduce new products and services or new ways to provide those products and services that negatively impact consumer preference or willingness to pay for our products and services. Certain competitors have advantages over us, including greater name recognition and/or resources, and non-profit and government organizations may be able to obtain land and construct centers at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Additionally, consolidation in the health, fitness and wellness industry could result in increased competition among participants. This competition may limit our ability to attract and retain members or to optimize our revenue per center membership, each of which could materially and adversely affect our business, results of operations and financial condition.

Our dependence on third-party suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our business, results of operations and financial condition.
Equipment and certain products and services needed for us to operate our business efficiently and to consistently meet our business requirements are sourced from third-party suppliers. The ability of these third-party suppliers to successfully provide reliable and high-quality products and services is subject to economic, technical and operational uncertainties that are beyond our control. Any disruption to our suppliers’ operations, or any inability by us to identify and enter into agreements with alternative suppliers on a timely basis and on acceptable terms, could impact our supply chain and our ability to service our centers and elevate and expand our brand. Transitioning to new suppliers could be time-consuming and expensive and may result in interruptions in our operations. If any of these events occurs, it could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Our Brand
Our business depends on the quality and reputation of our brand, and any deterioration in the quality or reputation of our brand or in the health, fitness and wellness industry could materially adversely affect our market share, business, results of operations and financial condition.
Our brand and reputation are among our most important assets. Our ability to attract and retain members and expand our business is impacted by the external perceptions of Life Time as a leading lifestyle and leisure brand that consistently delivers premium experiences. Any operation of our centers or omni-channel ecosystem that does not meet expectations, any adverse incidents, including involving the safety of our members, guests or employees, physical or sexual abuse, or harm to a child at any of our children areas, or any negative events or publicity regarding us, our competitors or the health, fitness and wellness industry, may damage our brand and reputation, cause a loss of consumer confidence in Life Time and our industry and have an adverse effect on our market share, business, results of operations and financial condition.
Use of social media platforms, and email, text messaging, phone and social media marketing, may adversely impact our reputation, business, results of operations, and financial condition or subject us to fines or other penalties.
Negative commentary about us or calls for collective action against us, such as boycotts, may be posted on social media platforms or similar at any time to a broad audience, which may harm our brand, reputation or business without affording us an opportunity for redress or correction in a timely manner or at all. Consumers value readily available information about health, fitness and wellness and often act on such information without further investigation and without regard to its accuracy.
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
We rely on our trademarks, trade names and brand names to distinguish our products and services from the products and services of our competitors, and we have registered or applied to register many of these trademarks. There is no assurance that our trademark applications will be approved in the United States or internationally. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products or services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands and to replacing products. In particular, although we own a United States federal trademark registration for use of the LIFE TIME® mark in the field of health and fitness centers, we are aware of entities in certain locations around the country and internationally that use LIFE TIME FITNESS, LIFE TIME or other similar marks in connection with goods and services related to health, fitness and wellness, including dietary food supplements. The rights of these entities in such marks may predate our rights. Accordingly, if we open any centers or otherwise operate in the areas in which these parties operate, we may be required to pay royalties or other fees or may be prevented from using the mark in such areas. Furthermore, if any third party were to successfully seek cancellation of our trademark registrations, we may be prevented from using such marks throughout the United States or internationally.

Further, there is no assurance that competitors or other businesses will not infringe on our intellectual property rights or that we will not have disputes with third parties to enforce our intellectual property rights, protect our trademarks, determine the validity and scope of the proprietary rights of others or defend ourselves from claims of infringement, invalidity, misappropriation or unenforceability. Our risk of infringement or misappropriation may increase with the increased use of generative artificial intelligence. In the event of any such infringement or claimed infringement or any misappropriation, the value of our brand may be harmed and we may be required to incur substantial costs and divert resources to pursue, or defend against, any claim. Additionally, any damage to our brand or reputation could cause membership levels to decline and make it more difficult to attract new members. If we were to fail to successfully defend a claim against us, we may have to pay significant fees (and fines and penalties) and enter into royalty or licensing agreements, we may be prevented from using the intellectual property within certain markets in connection with goods and services that are material to our business or we may be unable to prevent a third party from using our intellectual property. Any such failure to successfully protect our intellectual property rights, or to defend against any claims or infringement, invalidity, misappropriation or unenforceability, for any reason, could have an adverse effect on our business, results of operations and financial condition.
Risks Relating to the Growth of Our Business
If we are unable to successfully execute our asset-light growth strategy, our results of operations, cash flow and return on invested capital may be negatively impacted. Our center profitability may decline as we open new centers.
We are executing on a strategy to grow our business in an asset-light manner as detailed in “Item 1—Business—Our Growth Strategies and Member Experience Initiatives” of this Annual Report. One key focus area is expanding the number of our centers in an asset-light manner. To successfully expand the number of our centers, we must identify and acquire or lease sites that meet the site selection criteria we have established. We may face significant competition for sites that meet our criteria, and as a result, we may lose those sites or we could be forced to pay significantly higher prices for those sites. Additionally, we must engage and negotiate with numerous third parties, including landlords, developers, sellers, contractors and governmental authorities. Their timeline and ability to move forward may differ from ours. If we are unable to cost-effectively identify and acquire or lease sites for new centers, or if our analysis of the suitability of a site is incorrect, our revenue growth rate, profits, cash flow and return on invested capital may be negatively impacted. Additionally, if we do not adapt to or anticipate the challenges relating to expanding our operations, including more diverse locations, sizes and types of buildings, executing remodels and determining timelines in new markets and spaces, we may not be able to expand profitably at our targeted returns on invested capital and on the timeline or at the rate we expected. Any of these results could have a negative impact on our revenue growth rate, profits, cash flow and return on invested capital.
Our focus for new centers continues to include wealthier demographic and coastal locations for ground-up suburban builds, mall or retail locations, vertical residential and urban locations. If we are unable to leverage our brand and what we bring to these markets and locations, we may be required to pay relatively higher costs for land or lease payments. Our construction and development costs are higher to offer more luxurious amenities and features within the new centers. We have also experienced escalating construction costs more generally due to inflation. Higher gross invested capital and higher occupancy costs at these centers require increases in the value of sale-leaseback transactions or higher operating profits per center to produce our targeted rate of return. Our center operating margins may also be lower while the new centers build membership base. An increase in pre-opening expenses and lower revenue volumes characteristic of newly opened centers affect our operating margins at these new centers.
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
A significant amount of time and capital expenditures is required to develop and construct or remodel our new centers. Our temporary delay in the start of new ground-up suburban builds due to elevated construction costs, a higher interest rate environment and management of capital expenditures impacted the number and mix of new centers that we opened in 2024 and will impact the mix of new centers that we expect to open in 2025, and it could hurt our ability to meet our new center growth objectives and could have an adverse effect on our results of operations.
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
•securing access to centers and the costs of labor and materials necessary to develop and construct or remodel our centers;
•delays or cost increases due to inflation, material shortages, labor issues, design changes, weather conditions, acts of God, pandemics or epidemics, discovery of contaminants, accidents, deaths or injunctions;
•recruiting, training and retaining qualified employees; and
•general economic conditions.
Our growth and changes in the industry could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
Our plans for expansion and development, including an increase in the number of our centers, development of existing and new businesses and memberships, expansion of our “Healthy Way of Life” ecosystem and acquisitions of other businesses, as well as changes in the industry, may place significant demands on our administrative, operational, financial, technological and other resources. Any failure to manage growth and development effectively could harm our business. To be successful, we will need to continue to develop technologically and implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention.
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
We may be unable to successfully acquire or invest in suitable businesses or, if we do acquire or invest in them, they may disrupt our existing business, we may be unable to successfully integrate the businesses into our existing business or the acquired assets may be subject to impairment, any of which may have an adverse effect on our results of operations and financial condition.
To remain competitive and expand our business, we acquire and invest in complementary businesses and centers. We may not be able to find suitable acquisition candidates or joint venture partners in the future. If we do find suitable candidates, we may not be in a financial position to pursue the transactions or we may not be able to conduct effective due diligence or execute the transactions on favorable terms or at all. We may also have to incur debt or issue equity securities to pay for any acquisition or investment, which could adversely affect our financial condition or dilute our stockholders.
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
Technology is a key component of our business model and we regard it as crucial to our success moving forward. We increasingly use electronic and digital means to interact with our members, provide services and products and collect, maintain and store individually identifiable information. We use an integrated and proprietary member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We also continue to invest in our mobile application and systems. While we seek to offer our members best-in-class technology solutions, we operate in an environment of significant and rapid technological change, including with respect to artificial intelligence. To remain competitive, we must continue to maintain, enhance and improve the functionality, capacity, accessibility, reliability and features of our mobile application, automated member interfaces and other technology offerings.
Our growth and success will depend, in part, on our ability to continue to elevate and broaden our member experiences and product and services offerings, including through developing our omni-channel ecosystem, licensing leading technologies, systems and use rights, enhancing our existing platforms and services and creating new platforms and services. We must also respond to member demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis. The adoption of new technologies or market practices (including artificial intelligence) requires us to devote significant resources to improve and adapt our services. We may also need to secure and maintain the rights to use music with our content, which can be costly depending on the method we use to provide our content and may involve many third parties and navigating complex and evolving legal issues. Keeping pace with these ever-increasing technological and use requirements can be expensive, and we may be unable to make these improvements to our technology infrastructure or obtain the necessary use rights in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, or to adapt to and leverage technological advancements and changing standards, our business, results of operations and financial condition could be materially and adversely affected. Furthermore, we may rely on the ability of our members to have the necessary hardware products (smartphones, tablets, watches, etc.) to support our new product offerings. To the extent our members are not prepared to invest or lack the necessary resources or infrastructure, the success of any new initiatives may be compromised.
If we fail to properly maintain the operation, integrity and security of our systems and the security of our data or the data of our members, guests and employees, to comply with applicable privacy laws, or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be adversely affected.
The operation, integrity and security of our systems and the security of our data and the data of our members, guests and employees is critical to us. Despite the security measures we have in place and our continuous assessment and improvements, our systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, malicious attacks, misinformation, demands for ransom, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Because such attacks and other events are increasing in sophistication (including from the use of artificial intelligence) and frequently change in nature, we and our third-party service providers may be unable to anticipate such events or implement adequate preventative measures, and any compromise of our systems, or those of our third-party providers, may not be discovered and remediated promptly. Changes in consumer behavior following such an event affecting us or a third party may materially and adversely affect our business, which in turn may materially and adversely affect our reputation, results of operations and financial condition. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully, which could have a material adverse effect on our business, results of operations and financial condition.
Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable or other personal data by our businesses are regulated at the federal, state and foreign levels as well as by certain financial industry groups, such as the Payment Card Industry Security Standards Council, Nacha, Canadian Payments Association and individual credit card issuers. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise. Federal, state and foreign regulators and financial industry groups continue to adopt or consider new privacy and security requirements that may apply to our businesses. Compliance with evolving and fragmenting privacy and security laws, requirements and regulations results in time and cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have adverse effects on our business, operations, brand, reputation and financial condition, including decreased revenue, fines and penalties, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief.
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
Risks Relating to Our Capital Structure and Lease Obligations
Our indebtedness and lease obligations, and the restrictive covenants in the documents governing such indebtedness and lease obligations, could adversely affect our financial condition and impact our ability to grow our business, take certain actions or respond to changes in the economy or our industry.
As of December 31, 2024, we had total consolidated indebtedness outstanding of approximately $1,556 million, as detailed in Note 8—Debt, to our consolidated financial statements included in Part II, Item 8 of this Annual Report. For the year ended December 31, 2024, our interest expense, net of interest income was $148 million. Our annual debt service obligation for 2025 is expected to be approximately $103 million for interest and $23 million primarily for term loan and mortgage principal payments. We and our subsidiaries may still incur substantially more debt, including secured debt.
As of December 31, 2024, we had 166 leased properties, including 122 center leases and 11 ground leases and 12 centers under construction. For the year ended December 31, 2024, our rent expense was approximately $305 million. In addition to minimum lease payments, some of our center leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective centers exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our leases also have defined escalating rent provisions over the initial term and any extensions. As we continue to execute on our asset-light growth strategy, including sale-leaseback transactions, we expect to lease, rather than own, the majority of our new centers in the future. With our strategy to execute sale-leaseback transactions, we may also have an increasing number of leased locations with a small number of lessors. As of December 31, 2024, we had 53 properties subject to 14 master leases with 13 lessors.
The credit agreement governing our senior secured credit facility and the indenture governing our secured notes contain a number of covenants imposing restrictions on our business, including we are required to comply with a first lien net leverage ratio covenant under the revolving portion of our senior secured credit facility. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Similarly, since as a lessee we do not completely control the land and improvements underlying our operations, we may not be able to take certain actions that we desire or the lessors could take certain actions to disrupt our rights in the centers we lease. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions, pandemics or epidemics and changes in regulations, and there is no assurance that we will be able to comply with such covenants.
Specifically, our indebtedness and lease obligations, and the restrictions imposed thereby, could have material consequences, including:
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
Additionally, failure to satisfy our obligations with respect to our indebtedness and lease obligations or a breach of any of the restrictive covenants could result in an event of default under the applicable indebtedness or lease. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness that is subject to an applicable cross-acceleration or cross-default provision. An event of default under the credit agreement governing our senior secured credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the facilities. Furthermore, if we were unable to repay the amounts due and payable under our secured indebtedness, those lenders or holders, as applicable, could proceed against the collateral granted to them, including our available cash, to secure that indebtedness, subject to the provisions of the applicable intercreditor agreement. In the event our lenders or holders of our secured notes accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Similarly, a number of our leases, including those pursuant to sale-leaseback transactions, may be terminated in the event of a breach and certain other circumstances. The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and ability to grow our business or satisfy our obligations.
Rates under our senior secured credit facility are variable, which has and could result in increased debt service obligations and decreased net income and cash flows.
Borrowings under the revolving portion of our senior secured credit facility (the “Revolving Credit Facility”) and the term loan portion of our senior secured credit facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”) are at variable rates of interest and expose us to interest rate risk. If interest rates increase, as they have in the past, our debt service obligations on the variable rate indebtedness increases even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decreases. Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $16.5 million change in annual interest expense on the indebtedness under the Credit Facilities. In the future, we may enter into interest rate swaps or hedging agreements that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps or hedge agreements with respect to any of our variable rate indebtedness, and any such transaction we enter into may not fully or effectively mitigate our interest rate risk. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

We may not be able to generate sufficient cash to service all of our indebtedness and lease obligations and may be forced to take other actions to satisfy our obligations, which may not be successful.
We depend on cash flow from operations to pay our indebtedness and lease obligations. Our ability to make scheduled payments on our indebtedness and lease obligations, to refinance our debt obligations before maturity or to negotiate favorable terms on new or expiring leases depends on our financial condition and operating performance, and could be subject to prevailing economic and competitive conditions and to certain financial, business, market, legislative, regulatory, environmental and other factors beyond our control. Our inability to generate sufficient cash flows to satisfy our debt and lease obligations, or to refinance our indebtedness at comparable interest rates and on commercially reasonable terms or at all, or to renew our leasehold interests on their expiration or on terms that are as favorable as the current terms, would materially and adversely affect our business, financial position and results of operations. We could also face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our operating and growth needs or our scheduled debt service and lease obligations.
Our ability to raise capital in the future may be limited, which could impact our operations and ability to grow.
Our business requires capital to operate and grow. We have and may need or choose to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could further restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.
Risks Relating to Our Human Capital
If we cannot retain our key employees and hire additional qualified employees, we may not be able to successfully lead and run our businesses, achieve our growth targets and pursue our strategic objectives. We may also continue to face increased labor costs that could reduce our profitability.
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
Our operations and business practices are subject to various United States and foreign national, federal, state, provincial and local laws and regulations, including but not limited to the following:
•consumer protection laws related to the advertising, marketing and sale of our products and services, including laws regulating recurring services;
•statutes that regulate the sale and terms of our membership contracts;
•health or safety regulations related to various center operations, whether operated directly or as a business associate to third parties, such as our Dynamic Personal Training, MIORA, LifeCafe, LifeSpa and medi-spa, Life Time Swim and Life Time Kids;
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
Any changes in such laws or regulations or any failure by us to comply with such laws or regulations, including by any of our team members, could have an adverse effect on our results of operations and financial condition. We may also face increased burdens, expenses and challenges in administering our business in a climate of increasing political polarization and volatility and regulatory fragmentation. Additionally, as we expand our business and “Healthy Way of Life” ecosystem, including potentially offering our digital membership or other services internationally, we could be exposed to new or incremental regulatory, economic and political risks in addition to those we already face in the United States and Canada.
We could be subject to claims related to the development, construction or operation of our facilities and the use, condition or content of our premises, facilities, equipment, mobile application, services, activities or products, which could have a negative effect on our results of operations and financial condition.
Use of our premises, facilities, equipment, mobile application, services, activities or products poses potential health or safety risks to members, guests and customers. Claims may be asserted against us for loss, injury or death suffered by someone (including a minor child) using our premises, facilities, equipment, mobile application, services, activities or products. We could also face claims in connection with the development, construction and remodel of our centers and other facilities, as well as claims related to environmental matters or remediation. While we carry insurance generally applicable to such claims, we face exposure for losses within any self-insured retention or for uninsured damages.
We could also face claims for economic or other damages by members, guests, customers or employees, including consumer protection, wage and hour, health center contract, or other statutory or common law claims arising from our business operations. Such claims may be uninsured or the proceeds of our insurance coverages for such claims may be insufficient to cover our losses fully. Depending upon the outcome, these matters may have a material adverse effect on our business, results of operations and financial condition.
We could be subject to claims related to our health, fitness and wellness-related offerings or other claims, and the value and reputation of our brand may suffer.
We offer directly or through third parties a variety of health, fitness and wellness-related products and services, such as nutritional and weight loss products, blood screenings and other assessments, anti-aging and longevity services, health, fitness and wellness content and services, chiropractic services and medi-spa services. There is no assurance that there will be no claims against us or such third parties related to these products and services, including regarding the ingredients in, manufacture of or results of using our nutritional products, our provision of other health, fitness and wellness-related services or content or our relationships with third parties. Furthermore, there is no assurance that any rights we have under indemnification provisions and/or insurance policies will be sufficient to cover any losses that might result from such claims. Any publicity surrounding such claims may negatively impact the value of our brand.
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
We may not be able to maintain insurance, including general liability and property insurance, on acceptable terms or maintain a level of insurance that would provide adequate coverage, including against potential third-party liability, health and safety issues, property loss caused by severe or frequent extreme weather or otherwise and other claims. An increase in the number of claims against health and fitness center operators generally or against us in particular may cause the cost of insurance for the industry as a whole or us in particular to rise, and comprehensive insurance coverage may become more difficult to attain. For example, our level of insurance has decreased and the relative cost has increased for insuring our medi-spa services as our primary insurance carrier no longer provides insurance coverage for those services. Any gaps in insurance or any increase in the cost of insurance may have a material adverse effect on our business, results of operations and financial condition.
Adverse developments in applicable tax laws or tariffs could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.
We are subject to taxation in the United States at the federal level and by certain states and municipalities and foreign jurisdictions because of the scope of our operations. Additionally, despite the vast majority of our operations being currently operated in the United States, our operations could be subject to new or increased tariffs. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose, and certain jurisdictions are actively considering, incremental or new taxes on us. Any adverse developments in tax laws or regulations, including legislative changes, judicial holdings or administrative interpretations, or any new or increased tariffs that impact our operations, could have a material and adverse effect on our business, financial condition and results of operations. Changes in the scope of our operations, including expansion to new products or new geographies, could also increase the amount and type of taxes and tariffs to which we are subject, and could increase our effective tax rate.
Risks Relating to Ownership of Our Common Stock
Our share price has and may change significantly, and stockholders may not be able to resell our common stock at or above the price per share paid or at all.
The trading price of our common stock has experienced volatility. Stock volatility often has been unrelated or disproportionate to the operating performance of particular companies. Additionally, how active and liquid the trading market on the NYSE for our common stock is or may become may be impacted by the fact that certain of our existing stockholders who were stockholders before the IPO, who we refer to as the “Voting Group,” collectively held as of December 31, 2024, approximately 62.7% of the voting power of our common stock. Stockholders may have difficulty selling their shares of our common stock or may not be able to resell our common stock at or above the price per share paid due to a number of factors, such as the amount of liquidity in the market for our shares, those listed in other portions of this “Risk Factors” section and the following:
•results of operations that vary from the expectations of securities analysts and investors or from our competitors;
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
As of December 31, 2024, we had a total of 207,495,152 shares of common stock outstanding and the Voting Group held approximately 62.7% of such shares. The Voting Group includes investment funds affiliated with Leonard Green & Partners, L.P. and its affiliates (“LGP”) and TPG Inc. and its affiliates (“TPG”), which collectively held approximately 42.5% of our common stock as of December 31, 2024. Most of the shares of our common stock held by the Voting Group are “restricted securities” under Rule 144 of the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. The Voting Group has certain registration rights under the amended and restated stockholders agreement with the Company (the “Stockholders Agreement”). Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement. We currently have an automatic shelf registration statement on Form S-3 filed with the SEC under which we or the Voting Group could elect to register shares of our common stock as was done in 2024.
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
As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of approximately $170.7 million ($35.9 million tax effected) and $155.5 million ($8.8 million tax effected), respectively, and disallowed interest expense carryforwards under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), of approximately $264.2 million ($66.3 million tax effected). Our ability to utilize our federal net operating carryforwards and disallowed interest expense carryforwards (the “Tax Attributes”) may become limited under Section 382 of the Code. The limitation applies if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. The amount of the annual limitation is generally equal to the product of the applicable long-term tax exempt-rate (as published by the Internal Revenue Service for the month in which the “ownership change” occurred) and the value of our outstanding stock immediately prior to the “ownership change.” If we have a net unrealized built-in gain in our assets immediately prior to the “ownership change,” the annual limitation may be increased as certain gains are, or are treated as, recognized during the five-year period beginning on the date of the “ownership change.” Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We may undergo an “ownership change” due to future transactions in our stock, which may be outside of our control, and we cannot predict whether any future “ownership change” would result in a significant limitation on our ability to use our Tax Attributes to offset our taxable income and adversely affect our future cash flows.
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
Risk Management and Strategy
We take a risk-based approach with our cybersecurity program that has been designed in accordance with the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our program focuses on a variety of potential material risks including operational (including unauthorized access), financial, reputational and compliance-related. We analyze these risks based on numerous factors and also weigh their likelihood and potential impact. This analysis is led by our Chief Digital Officer and Chief Information Security Officer as detailed below under “—Governance.” Additionally, we have identified cybersecurity as a credible technology-related risk under our enterprise risk management (“ERM”) program. Our Chief Digital Officer is the owner of our technology risks and is therefore charged with executing controls to monitor and mitigate cybersecurity risks through people, processes and technology. Our ERM Committee is comprised of Company leaders who meet to consider, among other matters, the effectiveness of the risk monitoring and mitigating and the expected frequency, severity and trend of our credible risks including cybersecurity.
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
Item 2. PROPERTIES
We operate distinctive, resort-like athletic country club destinations in both affluent suburban and urban locations centered around major metropolitan areas in the United States and Canada. As of December 31, 2024, we operated 179 centers in 31 states and one Canadian province, 57 of which were owned (including ground leases) and 122 of which were leased. During 2024, we opened eight new centers. Our luxurious athletic country clubs total over 17 million of indoor square feet and approximately seven million of outdoor square feet in the aggregate and measure approximately 99,000 square feet on average. Depending on the size and location, they offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa personal care services, LifeCafe healthy restaurants and child care and Kids Academy learning spaces. Excluding renewal options, the terms of our leased centers, including ground leases, expire at various dates from August 2025 through December 2054. Including renewal options, only nine of our 122 leases expire in the next 15 years. The majority of our leases have renewal options and a few grant us the right to purchase the property. Of our 57 owned properties, 24 are pledged as collateral under our Credit Facilities as well as our secured notes, and eight are pledged as collateral under our mortgage notes.
Our corporate headquarters, located in Chanhassen, Minnesota next to our Chanhassen center, is comprised of two 105,000 square foot, free-standing, three-story buildings that we own.

The table below contains information about our centers as of December 31, 2024:

	Number of Owned Centers	Number of Leased Centers	Total Number of Centers	Aggregate Indoor Square Feet
United States:
Alabama	0	1	1	104,336
Arizona	1	6	7	681,917
California	3	4	7	622,477
Colorado	3	4	7	748,654
Connecticut	0	1	1	53,198
Florida	1	4	5	399,958
Georgia	3	5	8	760,887
Illinois	6	7	13	1,450,388
Indiana	2	0	2	127,512
Iowa	0	1	1	110,378
Kansas	1	1	2	222,712
Maryland	1	3	4	397,256
Massachusetts	0	6	6	688,938
Michigan	2	5	7	686,407
Minnesota	13	10	23	2,108,989
Missouri	0	2	2	238,287
Nebraska	0	1	1	116,409
Nevada	1	1	2	258,062
New Jersey	2	5	7	804,190
New York	2	10	12	808,693
North Carolina	1	3	4	378,804
Ohio	1	5	6	515,011
Oklahoma	0	2	2	232,206
Oregon	1	0	1	133,526
Pennsylvania	0	3	3	324,509
Tennessee	0	2	2	236,129
Texas	9	22	31	3,153,409
Utah	0	1	1	109,800
Virginia	1	5	6	601,008
Washington	0	1	1	34,385
Wisconsin	0	1	1	126,423
Canada:
Ontario	3	0	3	397,853
Total Centers	57	122	179	17,632,711
In a few of our centers, we sublease space to third parties. The square footage figures above include those subleased areas. The center square footage figures exclude areas used for tennis courts, outdoor swimming pools, outdoor play areas and stand-alone Life Time Work, Life Time Sport and Life Time Swim locations.
In addition to the centers listed in the table above, as of December 31, 2024, we had 12 new centers under construction, with significant growth capital expenditures already invested into these new centers that have yet to open. We also operate seven facilities that we classify as satellite locations. These include tennis-only facilities that we own in Oakdale, Minnesota; Centennial, Colorado; and Plano, Texas; a pickleball-only facility that we own in Chanhassen, Minnesota; along with leased small centers in Austin, Texas; Battery Park, New York; and Hackensack, New Jersey.

Other Property Data:

	December 31,
	2024	2023	2022
	(Number of centers)
Center age:
Open 1 to 12 months	8	11	10
Open 13 to 37 months	21	17	12
Open 37+ months	150	143	139
Total centers	179	171	161
Center ownership:
Own	37	33	32
Own/ground lease	11	11	11
Own/mortgaged outside of Credit Facilities	8	13	13
Joint venture	1	1	1
Leased	122	113	104
Total centers	179	171	161
Item 3. LEGAL PROCEEDINGS
Life Time, Inc. et al. v. Zurich American Insurance Company — On August 19, 2020, Life Time, Inc., several of its subsidiaries and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”), filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”), seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties have appealed from that judgment to the Minnesota Court of Appeals. The Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
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
Holders
As of February 24, 2025, there were 21 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.
Dividends
We do not currently expect to pay any cash dividends on our common stock. Instead, we anticipate that all of our earnings in the foreseeable future will be used to support our operations, to finance the growth and development of our business and to pay down debt. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. In addition, our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. The covenants in the credit agreement governing our senior secured credit facility and the indenture governing our secured notes restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
Purchases of Equity Securities
During the fourth quarter of the fiscal year ended December 31, 2024, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
Stock Performance Graph
The following graph compares the change in total cumulative stockholder return on our common stock for the period from the close of trading on October 7, 2021, which was the first day our common stock began to trade publicly on the NYSE, to the end of fiscal 2024 relative to the performance of the S&P 500 Index, the S&P 400 Index and the Russell 2000 (Total Return) Index. We include a comparison against the Russell 2000 (Total Return) Index because there is no published industry or line-of-business index for our industry, and we do not have a readily definable peer group that is publicly traded. The graph assumes $100.00 is invested at the closing price of $17.75 for our common stock on October 7, 2021.
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
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024, for discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.5 million individual members, who together comprise more than 866,000 memberships, as of December 31, 2024. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 175 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.
Our luxurious athletic country clubs total over 17 million of indoor square feet and approximately seven million of outdoor square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 42,000 Life Time team members, including over 10,800 certified fitness professionals, ranging from personal trainers to studio performers.

Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $3,160 for the year ended December 31, 2024 as compared to $2,810 for the year ended December 31, 2023 and $2,528 for the year ended December 31, 2022. Total visits to our clubs were over 114 million in 2024, 103 million in 2023 and 86 million in 2022, and average visits per membership to our centers remained strong at 143 in 2024. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenues.
Our total Center revenue increased to $2,547 million for the year ended December 31, 2024 as compared to $2,154 million for the year ended December 31, 2023 and $1,770 million for the year ended December 31, 2022. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance, we benefit from capital expenditures already invested in our centers under construction and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of December 31, 2024, we had 29 centers open for less than three years and 12 new centers under construction, with significant growth capital expenditures already invested into these new centers that have yet to open. We are expanding the number of our centers using an asset-light model that targets increasingly affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase. We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner and we are targeting 10 to 12 new locations on average per year. We believe these combined dynamics create a strong tailwind for the continued growth of our total Center revenue.
We have also implemented several strategic initiatives that are driving revenue, engagement and memberships as we continue to elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. We launched a pilot location for our MIORA health optimization and longevity services in 2024 and we plan to expand these offerings to additional locations in 2025 and beyond. We have also been executing on enhanced offerings within our LifeCafe, LifeShop and LifeSpa, including our newly branded LTH nutritional products. Additionally, our digital platform is delivering a true omni-channel experience through our integrated digital app that is now available at no cost, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our LifeShop digital health store offers a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements. We are continuing to invest in our digital capabilities, including artificial intelligence, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences, also in close proximity to our athletic country clubs. As of December 31, 2024, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.
Macroeconomy
We continue to monitor the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates and labor, as well as a potential economic recession. Inflation has been elevated, which has impacted our expenses and capital expenditures and return on invested capital. Despite this headwind, we have experienced growth in our revenue and margins and have maintained strong returns on our invested capital. Our Term Loan Facility and Revolving Credit Facility have variable rates and thus are impacted by higher interest rates. We will continue to monitor the macroeconomic environment, but we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.

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
Non-GAAP Financial Measures
This discussion and analysis includes certain financial measures that are not presented in accordance with GAAP, including Adjusted net income (loss), Adjusted net income (loss) per common share, Adjusted EBITDA, free cash flow and ratios and calculations related thereto. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of the Company’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated.
Adjusted net income (loss)
We define Adjusted net income (loss) as net income (loss) excluding the impact of share-based compensation expense as well as (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, less the tax effect of these adjustments.
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
Management uses Adjusted net income (loss) and Adjusted EBITDA to evaluate the Company’s performance. We believe that Adjusted net income (loss) and Adjusted EBITDA are important metrics for management, investors and analysts as they remove the impact of items that we do not believe are indicative of our core operating performance and allow for consistent comparison of our operating results over time and relative to our peers. We use Adjusted net income (loss) and Adjusted EBITDA to supplement GAAP measures of performance in evaluating the effectiveness of our business strategies and to establish annual budgets and forecasts. We also use Adjusted EBITDA or variations thereof to establish incentive compensation for management.

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
Adjusted net income (loss), Adjusted EBITDA and free cash flow should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP. These are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our liquidity and may not be comparable to other similarly titled measures of other businesses. Adjusted net income (loss), Adjusted EBITDA and free cash flow have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Furthermore, we compensate for the limitations described above by relying primarily on our GAAP results and using Adjusted net income (loss), Adjusted EBITDA and free cash flow only for supplemental purposes. See our consolidated financial statements included elsewhere in this Annual Report for our GAAP results.
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

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the years ended December 31, 2024, 2023 and 2022. The following information has been presented consistently for all periods presented.

	Year Ended December 31,
	2024	2023	2022
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	812,062	763,216	725,206
Digital On-hold memberships	54,023	51,720	51,470
Total memberships	866,085	814,936	776,676

Revenue Data
Membership dues and enrollment fees	72.8%	72.3%	70.7%
In-center revenue	27.2%	27.7%	29.3%
Total Center revenue	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$1,853,963	$1,557,289	$1,251,693
In-center revenue	692,688	597,040	517,827
Total Center revenue	$2,546,651	$2,154,329	$1,769,520

Average Center revenue per center membership (1)	$3,160	$2,810	$2,528
Comparable center revenue (2)	12.2%	15.3%	33.0%

Center Data
Net new center openings (3)	8	10	10
Total centers (end of period) (3)	179	171	161
Total center square footage (end of period) (4)	17,600,000	16,800,000	16,000,000

GAAP and Non-GAAP Financial Measures
Net income (loss)	$156,240	$76,063	$(1,793)
Net income (loss) margin (5)	6.0%	3.4%	(0.1)%
Adjusted net income (loss) (6)	$200,451	$129,704	$(41,569)
Adjusted net income (loss) margin (6)	7.6%	5.9%	(2.3)%
Adjusted EBITDA (7)	$676,780	$536,831	$281,724
Adjusted EBITDA margin (7)	25.8%	24.2%	15.5%
Center operations expense	$1,392,421	$1,184,370	$1,068,208
Pre-opening expenses (8)	$6,003	$7,280	$12,399
Rent	$304,945	$275,122	$245,226
Non-cash rent expense (open properties) (9)	$31,034	$33,626	$27,737
Non-cash rent expense (properties under development) (9)	$2,705	$3,918	$10,797
Net cash provided by operating activities	$575,117	$463,004	$200,969
Free cash flow (10)	$273,580	$(108,989)	$(38,359)
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During 2024, we opened eight centers.
(4)    Total center square footage (end of period) reflects the aggregate square footage excluding areas used for tennis courts, outdoor swimming pools, outdoor play areas and stand-alone Work, Sport and Swim locations. We use this metric for evaluating the efficiencies of a center as of the end of the period. These figures are approximations.
(5)    Net income (loss) margin is calculated as net income (loss) divided by total revenue.
(6)    We present Adjusted net income (loss) as a supplemental measure of our performance. We define Adjusted net income (loss) as net income (loss) excluding the impact of share-based compensation expense as well as (gain) loss on sale-leaseback transactions, capital transaction costs, legal settlements, asset impairment, severance and other items that are not indicative of our ongoing operations, less the tax effect of these adjustments.
Adjusted net income (loss) margin is calculated as Adjusted net income (loss) divided by total revenue.
The following table provides a reconciliation of net income (loss) and income (loss) per common share, the most directly comparable GAAP measures, to Adjusted net income (loss) and Adjusted net income (loss) per common share:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss)	$156,240	$76,063	$(1,793)
Share-based compensation expense (a)	51,034	50,144	37,291
(Gain) loss on sale-leaseback transactions (b)	(2,618)	13,624	(97,632)
Capital transaction costs (c)	—	—	255
Legal settlements (d)	1,250	—	—
Asset impairments (e)	—	6,620	—
Other (f)	9,409	(3,541)	2,008
Taxes (g)	(14,864)	(13,206)	18,302
Adjusted net income (loss)	$200,451	$129,704	$(41,569)

Income (loss) per common share:
Basic	$0.77	$0.39	$(0.01)
Diluted	$0.74	$0.37	$(0.01)
Adjusted income (loss) per common share:
Basic	$0.99	$0.66	$(0.21)
Diluted	$0.95	$0.64	$(0.21)
Weighted-average common shares outstanding:
Basic	201,640	195,671	193,570
Diluted	211,164	204,005	193,570
(a)Share-based compensation expense recognized during the year ended December 31, 2024 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) that launched on December 1, 2022, and liability-classified awards related to our 2024 short-term incentive plan. Share-based compensation expense recognized during the year ended December 31, 2023 was associated with stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive plan. Share-based compensation expense recognized during the year ended December 31, 2022 was associated with stock options, restricted stock, restricted stock units and our ESPP.
(b)    We adjust for the impact of gains and losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the gain and loss on sale-leaseback transactions that we recognized during the years ended December 31, 2024, 2023 and 2022, see “Sale-Leaseback Transactions” within Note 9, Leases, to our consolidated financial statements in Part II, Item 8 of this Annual Report.

(c)    Represents costs related to capital transactions, including debt and equity offerings that are non-recurring in nature, but excluding direct costs related to the IPO which were netted against the proceeds of the IPO.
(d)    We adjust for the impact of unusual legal settlements. These costs are non-recurring in nature and do not reflect costs associated with our normal ongoing operations.
(e)    Represents non-cash asset impairments of our long-lived assets, excluding impairments on development costs that are part of our normal course of business.
(f)    Includes (i) a $13.8 million write-off of the unamortized debt discounts and issuance costs associated with the extinguishment of our former Term Loan Facility and Construction Loan and the loss on the satisfaction and discharge of our 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes for the year ended December 31, 2024, (ii) (gain) loss on sales of land of $(5.0) million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, (iii) incremental net expenses we recognized related to the COVID-19 pandemic of $0.6 million, $0.5 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, (iv) gain on sales of the Company’s triathlons and certain other assets of $(4.9) million and $(1.9) million for the years ended December 31, 2023 and 2022, respectively, (v) large corporate restructuring charges and executive level involuntary terminations of $0.5 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively, and (vi) other transactions which are unusual or non-recurring in nature of $(0.4) million for the year ended December 31, 2022.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net income (loss)	$156,240	$76,063	$(1,793)
Interest expense, net of interest income (f)	148,095	130,797	113,537
Provision for (benefit from) income taxes	52,528	18,727	(825)
Depreciation and amortization	274,681	244,397	228,883
Share-based compensation expense (a)	51,034	50,144	37,291
(Gain) loss on sale-leaseback transactions (b)	(2,618)	13,624	(97,632)
Capital transaction costs (c)	—	—	255
Legal settlements (d)	1,250	—	—
Asset impairments (e)	—	6,620	—
Other (g)	(4,430)	(3,541)	2,008
Adjusted EBITDA	$676,780	$536,831	$281,724
(a) – (e) See the corresponding footnotes to the table in footnote 6 immediately above.
(f)    Includes (i) a $13.8 million write-off of the unamortized debt discounts and issuance costs associated with the extinguishment of our former Term Loan Facility and Construction Loan and the loss on the satisfaction and discharge of our 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes for the year ended December 31, 2024.
(g)    Includes (i) (gain) loss on sales of land of $(5.0) million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, (ii) incremental net expenses we recognized related to the COVID-19 pandemic of $0.6 million, $0.5 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, (iii)

gain on sales of the Company’s triathlons and certain other assets of $(4.9) million and $(1.9) million for the years ended December 31, 2023 and 2022, respectively, (iv) large corporate restructuring charges and executive level involuntary terminations of $0.5 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively, and (v) other transactions which are unusual or non-recurring in nature of $(0.4) million for the year ended December 31, 2022.
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
The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Net cash provided by operating activities	$575,117	$463,004	$200,969
Capital expenditures, net of construction reimbursements	(524,535)	(697,993)	(591,178)
Proceeds from sale-leaseback transactions	207,421	121,831	351,850
Proceeds from land sales	15,577	4,169	—
Free cash flow	$273,580	$(108,989)	$(38,359)
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
Leverage
We are focused on improving the ratio of our net debt to Adjusted EBITDA, or our leverage ratio. We define net debt as the current and long-term portion of our debt, excluding unamortized debt discounts and issuance costs and fair value adjustments, less unrestricted cash and cash equivalents. Our leverage ratio was elevated due in part to the adverse impacts of COVID-19. We have significantly improved our leverage ratio and believe that we can reach and maintain a leverage ratio of 2.25 times or below.
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 68% of our centers are now leased, including approximately 87% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.

Macroeconomic Trends
We have been monitoring the macroeconomic environment and its impact on our business, including with respect to inflation, interest rates and labor, as well as a potential economic recession. See “—Overview—Macroeconomy” for additional information.
Share-Based Compensation
During the year ended December 31, 2024, we recognized share-based compensation expense associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive plan, totaling approximately $51.0 million. During the year ended December 31, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive plan, totaling approximately $50.1 million. During the year ended December 31, 2022, we recognized share-based compensation expense associated with stock options, restricted stock, restricted stock units and our ESPP totaling approximately $37.3 million. For more information on our share-based compensation arrangements, see Note 10, Stockholders’ Equity, to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
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
Impairment of Long-Lived Assets
We test long-lived asset groups for impairment when events or circumstances indicate that the net book value of the asset group may not be recoverable. A long-lived asset group may include property and equipment, finite-lived intangible assets and/or operating lease right-of-use assets. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicators of potential impairment. Judgments regarding existence of impairment indicators are based on factors such as operational performance (including revenue and expense growth rates), market conditions and expected holding period of the primary asset associated with each asset group. We evaluate long-lived asset groups for impairment at the lowest levels for which there are identifiable cash flows, which is generally at an individual asset group level. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that asset group, compared to the carrying value of the related assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Worsening operational performance, market conditions or change in expected holding periods of each asset may cause us to re-evaluate the assumptions used in management’s analysis. We recognized impairment charges of $11.0 million, $14.5 million and $2.1 million associated with long-lived assets during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth our consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
			As a Percentage of Total Revenue
	2024	2023	2024	2023
Revenue:
Center revenue	$2,546,651	$2,154,329	97.2%	97.2%
Other revenue	74,344	62,264	2.8%	2.8%
Total revenue	2,620,995	2,216,593	100.0%	100.0%
Operating expenses:
Center operations	1,392,421	1,184,370	53.1%	53.4%
Rent	304,945	275,122	11.6%	12.4%
General, administrative and marketing	221,047	201,131	8.4%	9.1%
Depreciation and amortization	274,681	244,397	10.5%	11.0%
Other operating expense	70,418	86,363	2.7%	3.9%
Total operating expenses	2,263,512	1,991,383	86.3%	89.8%
Income from operations	357,483	225,210	13.7%	10.2%
Other (expense) income:
Interest expense, net of interest income	(148,095)	(130,797)	(5.7)%	(5.9)%
Equity in (loss) earnings of affiliates	(620)	377	—%	—%
Total other expense	(148,715)	(130,420)	(5.7)%	(5.9)%
Income before income taxes	208,768	94,790	8.0%	4.3%
Provision for income taxes	52,528	18,727	2.0%	0.9%
Net income	$156,240	$76,063	6.0%	3.4%
Total revenue. The $404.4 million increase in Total revenue for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to continued strong growth in membership dues and in-center revenue, including higher average dues as a result of pricing actions already completed and higher rack rates at newer centers, membership growth in our new and ramping centers and higher member utilization of our in-center offerings.
With respect to the $392.3 million increase in Center revenue for the year ended December 31, 2024 as compared to the year ended December 31, 2023:
•75.6% was from membership dues and enrollment fees, which increased $296.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase reflects the improvement in our Center memberships, which increased to 812,062 as of December 31, 2024 from 763,216 as of December 31, 2023, as well as higher average monthly dues per Center membership during the year ended December 31, 2024 as compared to the year ended December 31, 2023; and
•24.4% was from in-center revenue, which increased $95.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

The $12.1 million increase in Other revenue for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by the improved performance of our Life Time Work locations, media and events business and Life Time Living locations.
Center operations expenses. The $208.1 million increase in Center operations expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to operating costs related to our new and ramping centers as well as costs to support growth in memberships and in-center business revenue.
Rent expense. The $29.8 million increase in Rent expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by the timing of sale-leaseback transactions during both the current and prior year, the timing of taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $19.9 million increase in General, administrative and marketing expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to increased information technology costs, center support overhead to enhance and broaden our member services and experiences and share-based compensation and benefit-related expenses.
Depreciation and amortization expenses. The $30.3 million increase in Depreciation and amortization expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to new center openings.
Other operating expense. The $15.9 million decrease in Other operating expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to the recognition of a $5.0 million gain on sales of outparcels of land, a $2.6 million gain on sale-leaseback transactions and the recognition of $11.0 million of impairment charges associated with property development cost write-offs during the year ended December 31, 2024 as compared to the recognition of a $5.6 million loss on the sale of an outparcel of land, of which $5.3 million was recognized as an impairment charge, a $13.6 million loss on sale-leaseback transactions, the recognition of $9.1 million of impairment charges associated with property development cost write-offs during the year ended December 31, 2023, partially offset by a $4.9 million gain on the sale of two triathlon events during the year ended December 31, 2023 and increased costs to support other revenue growth during the year ended December 31, 2024.
Interest expense, net of interest income. The $17.3 million increase in Interest expense, net of interest income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was driven by the write-off of unamortized debt discounts and issuance costs associated with the extinguishment of our former Term Loan Facility and Construction Loan and the loss on the satisfaction and discharge of our 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes during the year ended December 31, 2024.
Provision for income taxes. The $33.8 million increase in provision for income taxes for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by an increase in earnings before taxes, offset by a reduction in valuation allowance associated with certain of our deferred tax assets. The effective tax rate was 25.2% and 19.8% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the year ended December 31, 2024 was higher than our statutory federal rate of 21% and reflects an increase due to deductibility limitations associated with executive compensation and state income tax provisions, partially offset by a reduction in valuation allowance associated with certain of our deferred tax assets.

Net income. As a result of the factors described above, net income was $156.2 million for the year ended December 31, 2024 as compared to $76.1 million for the year ended December 31, 2023.
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
We made significant progress in 2024 towards our priorities of improving our balance sheet, reducing leverage and generating positive free cash flow. Transactions we consummated during 2024 to execute on these priorities included:

•Consummated a registered offering for the issuance and sale of 6.0 million shares of our common stock in August 2024 for total gross proceeds of $130.5 million, which was reduced by underwriting discounts and commissions and other expenses. We used $110.0 million of these net proceeds to pay down the aggregate principal amount outstanding under our former Term Loan Facility.
•Amended our senior secured credit agreement in September 2024 to, among other things, (i) increase the commitments under the revolving credit facility to $650.0 million, (ii) reduce the floating interest rate per annum to, at our option, Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.50% or a base rate plus 1.50% (subject to certain first lien leverage and ratings-based step-downs), and reduce the undrawn commitment fee rate from 50 basis points to 25 basis points, and (iii) extend the maturity of the revolving credit facility to September 2029.
•Paid off the remaining aggregate principal amount of $200.0 million of our former Term Loan Facility in September 2024.
•Amended our senior secured credit agreement in November 2024 to, among other things, incur new term loans in an aggregate principal amount of $1,000 million that mature in 2031 and bear interest at a rate per annum of SOFR plus an applicable margin of 2.50% (subject to a certain ratings-based step-down). Concurrently with the new term loans, we issued $500 million in aggregate principal amount of 6.000% Senior Secured Notes due 2031. We used the net proceeds from the secured notes and new term loans and cash from our balance sheet to fund the satisfaction and discharge of the 5.750% Senior Secured Notes due 2026 and 8.000% Senior Unsecured Notes due 2026.
•Completed sale-leaseback transactions associated with six properties.
Additionally, we benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and control the pace of capital expenditures, including in determining when to begin or delay construction on a new athletic country club. For information regarding the debt refinancing transactions, see Note 8, Debt, to our consolidated financial statements in Part II, Item 8 of this Annual Report. For more information regarding the sale-leaseback transactions that were consummated during 2024, as well as the sale-leaseback transactions that were consummated in 2023 and 2022, see Note 9, Leases, to our consolidated financial statements in Part II, Item 8 of this Annual Report.
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
As of December 31, 2024, there were $10.0 million of outstanding borrowings under our Revolving Credit Facility and there were $31.2 million of outstanding letters of credit, resulting in total availability under our Revolving Credit Facility of $608.8 million. Total cash and cash equivalents at December 31, 2024 was $10.9 million, resulting in total cash and availability under our Revolving Credit Facility of $619.7 million.
The following table sets forth our consolidated statements of cash flows data (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$575,117	$463,004	$200,969
Net cash used in investing activities	(292,744)	(574,160)	(243,542)
Net cash (used in) provided by financing activities	(284,385)	115,552	36,798
Effect of exchange rate on cash and cash equivalents and restricted cash and cash equivalents	(76)	61	(353)
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(2,088)	$4,457	$(6,128)

Operating Activities
The $112.1 million increase in net cash provided by operating activities for the year December 31, 2024 as compared to the year ended December 31, 2023 was primarily the result of increased business performance and profitability.
The $262.0 million increase in net cash provided by operating activities for the year December 31, 2023 as compared to the year ended December 31, 2022 was primarily the result of increased business performance and profitability.
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
The $281.4 million decrease in net cash used in investing activities for the year December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by a $173.5 million decrease in capital expenditures, a $85.6 million increase in proceeds that we received from sale-leaseback transactions, and a $11.4 million increase in proceeds from the sale of land during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Of the $211.7 million, $123.3 million and $373.2 million in total proceeds we received from sale-leaseback transactions during the years ended December 31, 2024, 2023 and 2022, respectively, $207.4 million, $121.8 million and $351.8 million were reported within investing activities and $4.3 million, $1.5 million and $21.4 million were reported within financing activities on our consolidated statement of cash flows during the years ended December 31, 2024, 2023 and 2022, respectively.
The $330.6 million increase in net cash used in investing activities for the year December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by a $230.0 million decrease in the amount of proceeds that we received from sale-leaseback transactions during the year ended December 31, 2023 as compared to the year ended December 31, 2022, and a $106.8 million increase in capital expenditures for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Year Ended December 31,
	2024	2023	2022
Growth capital expenditures (1)	$334,479	$467,895	$409,435
Maintenance capital expenditures (2)	108,635	102,880	98,111
Modernization and technology capital expenditures (3)	81,421	127,218	83,632
Total capital expenditures	$524,535	$697,993	$591,178
(1)    Consist of new center land and construction, initial major remodels of acquired centers, major remodels of existing centers that expand existing square footage, asset acquisitions including the purchase of previously leased centers and other growth initiatives.
(2)    Consist of general maintenance of existing centers.
(3)    Consist of modernization of existing centers and technology.
The decrease in total capital expenditures for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by the amount, timing and type of new center construction activity and higher modernization expenditures during the year ended December 31, 2023 as part of our pickleball expansion and studio and fitness floor conversions. The increase in total capital expenditures for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by new center construction activity and investments into our existing centers to modernize them as we executed our strategic initiatives.
Financing Activities
The $399.9 million increase in net cash used in financing activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by the purchase of U.S. government obligations in connection with the satisfaction and discharge of debt, the payoff of our former Term Loan Facility and Construction Loan, lower net borrowings under our Revolving Credit Facility and payments of our mortgage notes, partially offset by the proceeds from our new Term Loan Facility, 6.000% Senior Secured Notes and equity offering during the year ended December 31, 2024.

The $78.8 million increase in net cash provided by financing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by net incremental proceeds we received from borrowings under our former Term Loan Facility, Revolving Credit Facility and our construction loan and proceeds from stock option exercises during the year ended December 31, 2023.
Cash Requirements
Our cash requirements within the next twelve months include accounts payable, construction accounts payable, accrued expenses and other current liabilities.
Our cash requirements greater than twelve months from various contractual obligations and commitments include:
Debt Obligations and Interest Payments
Refer to Note 8, Debt, to our consolidated financial statements included in Part II, Item 8 of this Annual Report for further detail of our debt and the timing of expected future principal payments. We expect to pay approximately $102.8 million of interest in the next 12 months and approximately $588.4 million of interest beyond 12 months.
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
Contracted Services
Contracted services include agreements with third-party service providers for software licenses and support, and marketing services. We expect to pay approximately $11.1 million for contracted services in the next 12 months and approximately $4.3 million beyond 12 months.
Capital Expenditures
Our primary capital expenditure requirements include growth capital expenditures, which include new center land and construction, initial major remodels of acquired centers, major remodels of existing centers that expand existing square footage, asset acquisitions including the purchase of previously leased centers and other growth initiatives, maintenance capital expenditures to keep our centers operational and meeting our standards, and capital expenditures for the modernization of existing centers and technology.
We believe we will generate adequate amounts of cash to meet our requirements and plans for cash in the short-term and long-term and expect to satisfy our short-term and long-term obligations through a combination of cash on hand, funds generated from operations, sale-leaseback transactions, the borrowing capacity available under our Revolving Credit Facility and additional debt and equity financing as needed.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business that include changes in interest rates and changes in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At December 31, 2024, we held no investments in marketable securities.
We incur interest at variable rates under both our Term Loan Facility and Revolving Credit Facility. At December 31, 2024, there were $10.0 million of outstanding borrowings under the Revolving Credit Facility and $31.2 million of outstanding letters of credit, resulting in total revolver availability of $608.8 million, which was available following the amendment to our senior secured credit agreement in September 2024 at intervals ranging from 30 to 180 days at interest rates of SOFR plus 2.50% or base rate plus 1.50% (subject to certain first lien leverage and ratings-based step-downs). Following the amendment to our senior secured credit agreement in November 2024, our Term Loan Facility bears interest at a rate per annum of SOFR plus an applicable margin of 2.50% (subject to a certain ratings-based step-down) and had an outstanding balance of $1,000.0 million at December 31, 2024. During the year ended December 31, 2024, we also amended the credit agreement governing the Revolving Credit Facility to replace the Canadian Dollar Offered Rate (CDOR), which ceased at the end of June 2024, with the Canadian Overnight Repo Rate Average (CORRA). We do not have any outstanding borrowings in Canadian dollars under the Revolving Credit Facility.
Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $16.5 million change in annual interest expense on the indebtedness under the Credit Facilities.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on our assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Management’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Life Time Group Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Life Time Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Life Time Group Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Life Time Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Sale-Leaseback Transactions – Refer to Notes 2, 9 and 13 to the financial statements
Critical Audit Matter Description
As described in Notes 2, 9 and 13 to the Company’s consolidated financial statements, the Company entered into and consummated sale-leaseback transactions involving five properties with unrelated third parties and one with a related party during the year ended December 31, 2024. The Company determined that the transactions qualified as sale-leaseback transactions in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases.
We identified management’s evaluation of whether the sale-leaseback transactions transferred control, were recognized timely, and at fair value, as a critical audit matter. Management applies judgment in assessing relevant lease terms, provisions, and other conditions, including repurchase rights, included in the Company’s sale and lease agreements to determine whether or not the control of the real estate property has transferred from the Company, the timing of the transaction, and the determination of fair value. Auditing these assessments made by management involved challenging auditor judgment due to the extent of specialized skills or knowledge required.

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
•Evaluated whether the Company appropriately accounted for the sale by recognizing the transaction price for the sale at the time control is transferred, derecognizing the carrying amount of the asset, and accounting for the lease in accordance with ASC 842.
•Utilized professionals with specialized skills and knowledge in valuation to assist, for certain transactions, with assessing whether the overall transaction was at fair value.
•Recalculated the operating lease right-of-use asset and liability based on the terms of the agreement and calculated incremental borrowing rate.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 27, 2025
We have served as the Company’s auditor since 2002.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$10,879	$11,161
Restricted cash and cash equivalents	16,999	18,805
Accounts receivable, net	25,087	23,903
Center operating supplies and inventories	60,266	52,803
Prepaid expenses and other current assets	52,826	57,751
Income tax receivable	4,918	10,101
Total current assets	170,975	174,524
Property and equipment, net	3,193,671	3,171,616
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,313,311	2,202,601
Intangible assets, net	171,643	172,127
Other assets	67,578	75,914
Total assets	$7,152,537	$7,032,141
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,810	$81,252
Construction accounts payable	101,551	108,730
Deferred revenue	58,252	49,299
Accrued expenses and other current liabilities	179,444	185,305
Current maturities of debt	22,584	73,848
Current maturities of operating lease liabilities	70,462	58,764
Total current liabilities	520,103	557,198
Long-term debt, net of current portion	1,513,157	1,859,027
Operating lease liabilities, net of current portion	2,381,094	2,268,863
Deferred income taxes, net	85,255	56,066
Other liabilities	42,578	36,875
Total liabilities	4,542,187	4,778,029
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value per share, 500,000 shares authorized, 207,495 and 196,671 shares issued and outstanding, respectively	2,075	1,967
Additional paid-in capital	3,041,645	2,835,883
Accumulated deficit	(420,573)	(576,813)
Accumulated other comprehensive loss	(12,797)	(6,925)
Total stockholders’ equity	2,610,350	2,254,112
Total liabilities and stockholders’ equity	$7,152,537	$7,032,141
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Center revenue	$2,546,651	$2,154,329	$1,769,520
Other revenue	74,344	62,264	53,037
Total revenue	2,620,995	2,216,593	1,822,557
Operating expenses:
Center operations	1,392,421	1,184,370	1,068,208
Rent	304,945	275,122	245,226
General, administrative and marketing	221,047	201,131	213,976
Depreciation and amortization	274,681	244,397	228,883
Other operating expense (income)	70,418	86,363	(44,355)
Total operating expenses	2,263,512	1,991,383	1,711,938
Income from operations	357,483	225,210	110,619
Other (expense) income:
Interest expense, net of interest income	(148,095)	(130,797)	(113,537)
Equity in (loss) earnings of affiliates	(620)	377	300
Total other expense	(148,715)	(130,420)	(113,237)
Income (loss) before income taxes	208,768	94,790	(2,618)
Provision for (benefit from) income taxes	52,528	18,727	(825)
Net income (loss)	$156,240	$76,063	$(1,793)

Income (loss) per common share:
Basic	$0.77	$0.39	$(0.01)
Diluted	$0.74	$0.37	$(0.01)
Weighted-average common shares outstanding:
Basic	201,640	195,671	193,570
Diluted	211,164	204,005	193,570
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$156,240	$76,063	$(1,793)
Foreign currency translation adjustments, net of tax of $0	(5,872)	2,297	(6,206)
Comprehensive income (loss)	$150,368	$78,360	$(7,999)
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2021	193,060	$1,931	$2,743,560	$(651,083)	$(3,016)	$2,091,392
Net loss	—	—	—	(1,793)	—	(1,793)
Other comprehensive loss	—	—	—	—	(6,206)	(6,206)
Share-based compensation	—	—	37,291	—	—	37,291
Stock option exercises	363	4	3,751	—	—	3,755
Equity issuance costs	—	—	(270)	—	—	(270)
Issuance of common shares in connection with the vesting of restricted stock units	848	8	(562)	—	—	(554)
Settlement of accrued compensation liabilities through the issuance of share-based compensation awards	—	—	646	—	—	646
Balance at December 31, 2022	194,271	1,943	2,784,416	(652,876)	(9,222)	2,124,261
Net income	—	—	—	76,063	—	76,063
Other comprehensive income	—	—	—	—	2,297	2,297
Share-based compensation	—	—	31,151	—	—	31,151
Stock option exercises	1,441	14	15,756	—	—	15,770
Issuance of common shares in connection with the vesting of restricted stock units	597	6	(387)	—	—	(381)
Issuances of common stock in connection with the employee stock purchase plan	272	3	3,476	—	—	3,479
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	1,472
Balance at December 31, 2023	196,671	1,967	2,835,883	(576,813)	(6,925)	2,254,112
Net income	—	—	—	156,240	—	156,240
Other comprehensive loss	—	—	—	—	(5,872)	(5,872)
Share-based compensation	—	—	36,685	—	—	36,685
Stock option exercises	2,220	22	25,911	—	—	25,933
Issuance of common stock in connection with the Offering (Note 10), net of issuance costs	6,000	60	123,904	—	—	123,964
Issuance of common shares in connection with the vesting of restricted stock units	966	9	(1,597)	—	—	(1,588)
Issuances of common stock in connection with the employee stock purchase plan	191	2	2,816	—	—	2,818
Settlement of accrued compensation liabilities through the issuance of common stock	1,447	15	18,043	—	—	18,058
Balance at December 31, 2024	207,495	$2,075	$3,041,645	$(420,573)	$(12,797)	$2,610,350
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$156,240	$76,063	$(1,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	274,681	244,397	228,883
Deferred income taxes	29,457	14,577	(13,560)
Share-based compensation	51,034	50,144	37,291
Non-cash rent expense	33,739	37,544	38,534
Impairment charges associated with long-lived assets	11,018	14,466	2,062
(Gain) loss on disposal of property and equipment, net	(6,794)	14,089	(99,974)
Loss on debt extinguishment	13,839	—	—
Amortization of debt discounts and issuance costs	7,002	7,821	7,873
Changes in operating assets and liabilities	2,387	6,465	3,372
Other	2,514	(2,562)	(1,719)
Net cash provided by operating activities	575,117	463,004	200,969
Cash flows from investing activities:
Capital expenditures	(524,535)	(697,993)	(591,178)
Acquisitions, net of cash acquired	—	(1,616)	—
Proceeds from sale-leaseback transactions	207,421	121,831	351,850
Proceeds from the sale of land	15,577	4,169	—
Other	8,793	(551)	(4,214)
Net cash used in investing activities	(292,744)	(574,160)	(243,542)
Cash flows from financing activities:
Proceeds from borrowings	1,500,000	44,291	20,084
Repayments of debt	(411,766)	(15,026)	(25,644)
Proceeds from revolving credit facility	1,225,000	1,376,000	805,000
Repayments of revolving credit facility	(1,305,000)	(1,306,000)	(785,000)
Purchase of U.S. government obligations for the satisfaction and discharge of debt	(1,424,467)	—	—
Repayments of finance lease liabilities	(926)	(1,031)	(1,404)
Proceeds from financing obligations	4,300	1,500	21,350
Payments of debt discounts and issuance costs	(22,325)	(3,050)	(43)
Proceeds from the issuance of common stock, net of issuance costs	123,964	—	—
Proceeds from stock option exercises	25,933	15,770	3,755
Proceeds from issuances of common stock in connection with the employee stock purchase plan	2,818	3,479	—
Other	(1,916)	(381)	(1,300)
Net cash (used in) provided by financing activities	(284,385)	115,552	36,798
Effect of exchange rate on cash and cash equivalents and restricted cash and cash equivalents	(76)	61	(353)
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(2,088)	4,457	(6,128)
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	29,966	25,509	31,637
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$27,878	$29,966	$25,509
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
1.Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or “the Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of December 31, 2024, we operated 179 centers in 31 states and one Canadian province.
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
We account for all of our investments in unconsolidated subsidiaries using the equity method of accounting. We apply this method of accounting to our investments when we have the ability to exercise significant influence over the operating and financial policies of the investee. Our share of the investee’s earnings (losses) associated with our investments in unconsolidated subsidiaries is included in Equity in (loss) earnings of affiliates in our consolidated statements of operations. See “Other Assets” within Note 2 below for additional information regarding our investments in unconsolidated subsidiaries.
2.Summary of Significant Accounting Policies
Segment Reporting
We have one operating segment and one reportable segment. Our segment derives revenues from customers by providing premium health, fitness and wellness experiences and products at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We manage our business activities on a consolidated basis.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM assesses performance for the segment and allocates resources based on consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. Our CODM does not review segment assets at a different asset level and is regularly provided with only the consolidated expenses as noted on the face of the consolidated statements of operations.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to expand annual and interim disclosure requirements for reportable segments, primarily through additional disclosures on segment expenses. We adopted the accounting guidance for this Annual Report on Form 10-K for the year ended December 31, 2024. This updated standard did not have a material impact on our financial statement disclosures.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued guidance to enhance transparency of income tax disclosures. The updated guidance requires additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We expect to adopt this accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2025. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In November 2024, the FASB issued guidance that requires public entities to disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, included in each relevant expense caption presented in its income statement. We expect to adopt this accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2027. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
We may receive a one-time enrollment fee at the time a member joins. The enrollment fees are generally non-refundable after seven days. Enrollment fees and related direct expenses are deferred and recognized on a straight-line basis over an estimated average membership life, which is based on historical membership experience. If the direct expenses related to the enrollment fees exceed the enrollment fees for any center in a month, the amount of direct expenses in excess of the enrollment fees are expensed in the current period instead of deferred over the estimated average membership life.
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
Restricted Cash and Cash Equivalents
Restricted cash is used for our self-insured workers’ compensation and general liabilities claims under our captive insurance policy.
Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. The allowance for doubtful accounts was $1.9 million and $1.6 million at December 31, 2024 and 2023, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value and are removed from the balance on a first-in-first-out basis. The reserve for obsolescence was approximately $1.2 million and $1.1 million at December 31, 2024 and 2023, respectively.
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
Site development capitalization commences when acquisition or development of a particular property is deemed probable by management. Should a specific project be subsequently deemed not viable, any capitalized costs related to that project are recognized as an impairment charge at the time of that determination. Upon completion of a project, site development costs are classified as property and depreciated over the useful life of the asset. We capitalize interest during the construction period of our centers and this capitalized interest is included in the cost of the building. Unpaid construction costs are included in Construction accounts payable on our consolidated balance sheets.
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
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
consideration. For information on the acquisitions that we completed during the years ended December 31, 2024 and 2023 that we accounted for as asset acquisitions, see Note 4, Property and Equipment.
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
As it relates to our site development projects, we test the carrying value of capitalized development costs associated with a particular project for impairment when we determine that all or a portion of the development project is no longer deemed viable. We generally recognize an impairment charge associated with a site development project or a portion of a site development project that we deem not viable in an amount equal to the related development costs that we previously capitalized.
During 2024, 2023, and 2022, we recognized impairment charges associated with all or a portion of certain site development projects that we deemed not viable. During 2023, we also recognized an impairment charge of $5.3 million related to the sale of an outparcel of land. Accordingly, we recognized impairment charges of $11.0 million, $14.5 million and $2.1 million associated with these long-lived assets during the years ended December 31, 2024, 2023 and 2022, respectively, which are included in Other operating expense (income) in our consolidated statements of operations.
Goodwill
We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the reporting unit to which the goodwill relates and comparing this fair value to the net book value of the reporting unit. Our policy is to test goodwill for impairment on October 1 of each year. If the fair value of a reporting unit is less than its carrying value, we reduce the carrying value accordingly and record a corresponding impairment loss. We have two reporting units: Centers and Corporate Businesses. At both December 31, 2024 and 2023, the total goodwill balance recognized on our consolidated balance sheets was $1,235.4 million, of which $1,233.1 million has been allocated to our Centers reporting unit and $2.3 million has been allocated to our Corporate Businesses reporting unit. At December 31, 2024, the estimated fair value of our reporting units were in excess of their carrying value.
Based upon our review and analysis, no goodwill impairments were deemed to have occurred during the years ended December 31, 2024, 2023, and 2022. For more information on goodwill, see Note 5, Goodwill and Intangibles.
Leases
We lease some of our centers, offices and other facilities, as well as other equipment. Excluding renewal options that are not reasonably certain to be exercised, our leases have remaining contractual terms that primarily range from one year to 30 years. Most of the leases contain renewal options and escalation clauses, and certain of them include contingent rental payments, determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels. Our property leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. Our lease agreements do not contain any material residual value guarantees.
Lease Cost
Lease cost associated with operating leases and short-term leases is recognized on a straight-line basis from the date we take possession of the property through the end of the lease term. With the exception of leases containing a purchase option that we are reasonably certain to exercise, finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the estimated useful life of the underlying assets or the lease term. Finance lease right-of-use assets associated with leases that do contain a purchase option that we are reasonably certain to exercise are amortized on a straight-line basis over the estimated useful life of the underlying assets. Interest associated with finance lease liabilities is recognized using the effective interest rate method. Variable lease payments not recognized in the measurement of operating and finance lease liabilities are expensed as

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
incurred. For more information regarding lease cost included in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, see Note 9, Leases.
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
For more information regarding the operating lease right-of-use assets and liabilities that are recognized on our December 31, 2024 and 2023 consolidated balance sheets, see Note 9, Leases.
Finance Lease Right-of-Use Assets and Liabilities
The measurement of each of our finance lease right-of-use assets and liabilities represents the present value of the remaining lease payments associated with the arrangement over the remaining lease term, discounted using an appropriate incremental borrowing rate.
Finance lease right-of-use assets are included in Other assets on our consolidated balance sheets. The current and long-term portions of our finance lease liabilities are included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheets. For more information regarding the finance lease right-of-use assets and liabilities that are recognized on our December 31, 2024 and 2023 consolidated balance sheets, see Note 9, Leases.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
For more information regarding sale-leaseback transactions that were consummated during the years ended December 31, 2024, 2023 and 2022, see Note 9, Leases.
Build-to-Suit Lease Arrangements
For some of our centers, we enter into build-to-suit lease arrangements related to the design and construction of a new center on the property. We evaluate build-to-suit lease arrangements by first determining whether or not we control the underlying asset being constructed prior to the commencement date of the lease. If we determine that we do not control the underlying asset during the construction period, we account for the arrangement as either an operating lease or a finance lease. If we determine that we control the underlying asset during the construction period, we initially account for the arrangement as a financing transaction. For each of our build-to-suit arrangements, we have determined that we either: (1) do not control the underlying asset currently under construction as of December 31, 2024; or (2) we did not control the underlying constructed asset prior to the commencement date of the lease. Accordingly, we are accounting for each of our build-to-suit arrangements as an operating lease.
Intangible Assets
Intangible assets at December 31, 2024 and 2023 include a trade name and a facility license. Intangible assets at December 31, 2023 also include customer relationships. For more information on intangible assets, see Note 5, Goodwill and Intangibles.
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
Other Assets
Other assets at December 31, 2024 and 2023 primarily consists of our executive nonqualified plan assets, our investments in unconsolidated subsidiaries, rent deposits and unamortized debt issuance costs associated with the revolving portion of our senior secured credit facility.
Investments in Unconsolidated Subsidiaries
In 1999, we, together with two unrelated organizations, formed an Illinois limited liability company named Bloomingdale LIFE TIME Fitness L.L.C. (“Bloomingdale LLC”) for the purpose of constructing and operating a center in Bloomingdale, Illinois. We currently account for our investment in Bloomingdale LLC using the equity method of accounting.
In December 2019, we formed both a Delaware limited liability company named Dallas-Montfort Holdings, LLC (“D-M Holdings”) and a Delaware limited liability company named Dallas-Montfort Property, LLC, which is a wholly owned subsidiary of D-M Holdings. Also in December 2019, we and an unrelated organization each became a holder of 50% of the membership interests in D-M Holdings in exchange for a cash capital contribution. These capital contributions were made in connection with the acquisition of a property in Texas. There was no operating activity associated with D-M Holdings during the years ended December 31, 2024, 2023 and 2022. We currently account for our investment in D-M Holdings using the equity method of accounting.

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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the years ended December 31, 2024 and 2023.
Financial Assets and Liabilities. At December 31, 2024 and December 31, 2023, the carrying value and fair value of our outstanding long-term debt was as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,555,597	$1,551,222	$1,948,145	$1,934,695
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Marketing Expenses
Marketing expenses, which are included in General, administrative and marketing in our consolidated statements of operations, primarily consist of marketing department costs and media and advertising costs to support and grow our Center membership levels, in-center businesses, new center openings and our ancillary businesses. Marketing expenses are recognized as incurred. Marketing expenses for the years ended December 31, 2024, 2023 and 2022 were $35.1 million, $32.9 million and $39.3 million, respectively.
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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would decrease the valuation allowance, which would reduce the provision for income taxes.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
This pricing model requires management to make assumptions and to apply judgment to determine the fair value of equity awards. These assumptions and judgments include the expected term of stock options, expected stock price volatility and future stock option exercise behaviors. Share-based compensation expense related to restricted stock units and performance stock units is recorded based on the market value of our common stock on the date of grant. We account for share-based payment awards that represent a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock as liability-classified awards. We have elected to account for forfeitures as they occur. For more information on share-based compensation, see Note 10, Stockholders’ Equity.
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
For more information on the basic and diluted income (loss) per share calculations for the years ended December 31, 2024, 2023 and 2022, see Note 11, Income (Loss) Per Share.
Changes in Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) during the years ended December 31, 2024, 2023 and 2022 is related to foreign currency translation adjustments associated with our Canadian operations.
Reclassification
A reclassification has been made on our December 31, 2023 consolidated balance sheet in order to conform to the current period presentation. Specifically, our restricted cash and cash equivalents balance of $18.8 million at December 31, 2023 was reclassified out of Cash and cash equivalents and into a separate line item labeled Restricted cash and cash equivalents. This reclassification had no impact on our previously reported statements of operations or cash flows.
3.Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Property held for sale	$1,866	$8,600
Construction contract receivables	8,513	25,280
Prepaid insurance	2,351	2,393
Prepaid commissions	6,476	5,059
Prepaid rent	3,927	514
Prepaid software licenses and maintenance	5,199	5,481
Prepaid payroll	11,883	—
Other	12,611	10,424
Prepaid expenses and other current assets	$52,826	$57,751

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Real estate taxes	$34,779	$32,165
Accrued interest	10,170	38,723
Payroll liabilities	44,347	40,357
Self-insurance accruals	29,437	24,869
Corporate accruals	35,653	33,066
Other	25,058	16,125
Accrued expenses and other current liabilities	$179,444	$185,305
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Year Ended December 31,
	2024	2023	2022
Accounts receivable	$(2,475)	$(12,857)	$(5,988)
Center operating supplies and inventories	(7,524)	(7,131)	(4,699)
Prepaid expenses and other current assets	(20,706)	7,967	2,027
Income tax receivable	5,183	(9,352)	2,784
Other assets	2,360	5,160	796
Accounts payable	7,055	7,145	2,990
Accrued expenses and other current liabilities	12,469	8,334	6,573
Deferred revenue	8,566	10,977	3,028
Other liabilities	(2,541)	(3,778)	(4,139)
Changes in operating assets and liabilities	$2,387	$6,465	$3,372
Additional supplemental cash flow information is as follows:

	Year Ended December 31,
	2024	2023	2022
Net cash paid for income taxes, net of refunds received	$18,182	$14,051	$10,640
Cash payments for interest, net of capitalized interest	136,860	122,154	105,152
Capitalized interest	6,180	18,692	15,872
Non-cash activities:
U.S. government obligations deposited with a trustee in connection with the satisfaction and discharge of the 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes (as defined in Note 8, Debt)	1,424,467	—	—
Principal and related accrued and unpaid interest obligations derecognized in connection with the satisfaction and discharge of the 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes (as defined in Note 8, Debt)	1,420,115	—	—
Settlement of accrued compensation liabilities through the issuance of common stock	18,058	—	—
Issuances of common stock in connection with a business acquisition	—	1,472	—
Acquisition of property and equipment through the assumption of a mortgage	—	10,600	—

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
See Note 8, Debt, for more information on the satisfaction and discharge of our 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes for the year ended December 31, 2024.
See Note 9, Leases, for supplemental cash flow information associated with our lease arrangements for the years ended December 31, 2024, 2023 and 2022.
4.Property and Equipment
Property and equipment, net consisted of the following:

	Depreciable	December 31,
	Lives	2024	2023
Land		$368,245	$347,989
Buildings and related fixtures	3-44 years	2,174,729	2,078,305
Leasehold improvements	1-27 years	1,012,124	885,549
Construction in progress		224,108	340,507
Equipment and other	1-15 years	1,150,430	1,034,647
Property and equipment, gross		4,929,636	4,686,997
Less accumulated depreciation		(1,735,965)	(1,515,381)
Property and equipment, net		$3,193,671	$3,171,616
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
Depreciation expense, which is included in Depreciation and amortization in our consolidated statements of operations, for the years ended December 31, 2024, 2023 and 2022 was $272.7 million, $242.0 million and $226.0 million, respectively.
Asset Acquisitions
During the year ended December 31, 2024, we acquired two health club facilities for a total purchase price of $21.9 million, all of which was paid in cash. The entire $21.9 million purchase price was allocated to property and equipment, and is included in Capital expenditures in our consolidated statements of cash flows.
During the year ended December 31, 2023, we acquired a health club facility for a total purchase price of $15.8 million. As part of this acquisition, we paid cash of $4.0 million and assumed an existing mortgage note and related accrued interest liability of $10.6 million and $1.2 million, respectively. The mortgage note matured in June 2024, and was included in current maturities of long-term debt on our consolidated balance sheet as of December 31, 2023. The entire $15.8 million purchase price was allocated to property and equipment, and is included in Capital expenditures in our consolidated statements of cash flows.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5.Goodwill and Intangibles
Goodwill
The goodwill balance was $1,235.4 million at both December 31, 2024 and December 31, 2023. During the year ended December 31, 2023, we acquired a business that was accounted for as a business combination for a total purchase price of approximately $2.1 million. Of this amount, approximately $2.2 million was allocated to goodwill, approximately $0.1 million was allocated to property and equipment and approximately $0.2 million was allocated to liabilities assumed. The consideration for this acquisition consisted of $0.6 million of cash and approximately 0.9 million shares of our common stock with an estimated fair value of approximately $1.5 million as of the acquisition date. The financial results associated with this acquisition has been included in our consolidated financial statements since the acquisition date.
Intangibles
Intangible assets consisted of the following:

	December 31, 2024
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	$163,000
Other	12,450	(3,807)	8,643
Total intangible assets	$175,450	$(3,807)	$171,643

	December 31, 2023
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	$163,000
Other	15,502	(6,375)	9,127
Total intangible assets	$178,502	$(6,375)	$172,127
Other intangible assets at both December 31, 2024 and 2023 includes a facility license associated with our race registration and timing businesses.
Amortization expense associated with intangible assets for the years ended December 31, 2024, 2023 and 2022 was $1.1 million, $1.4 million and $1.5 million, respectively. Amortization of intangible assets is included in Depreciation and amortization in our consolidated statements of operations.
As of December 31, 2024, the expected remaining amortization associated with intangible assets for the next five years was as follows:

2025	$1,114
2026	1,114
2027	1,114
2028	1,114
2029	1,114

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
6.Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Membership dues and enrollment fees	$1,853,963	$1,557,289	$1,251,693
In-center revenue	692,688	597,040	517,827
Total center revenue	2,546,651	2,154,329	1,769,520
Other revenue	74,344	62,264	53,037
Total revenue	$2,620,995	$2,216,593	$1,822,557
The timing associated with the revenue we recognized during the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024			2023			2022
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$2,262,373	$73,607	$2,335,980	$1,904,061	$62,264	$1,966,325	$1,546,276	$53,037	$1,599,313
Goods and services transferred at a point in time	284,278	737	285,015	250,268	—	250,268	223,244	—	223,244
Total revenue	$2,546,651	$74,344	$2,620,995	$2,154,329	$62,264	$2,216,593	$1,769,520	$53,037	$1,822,557
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, enrollment fees, membership dues and other in-center services offerings. Contract liabilities at December 31, 2024 and 2023 were $58.4 million and $49.9 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our consolidated balance sheets. Deferred revenue at December 31, 2024 and 2023 was $58.3 million and $49.3 million, respectively, and consists primarily of prepaid Dynamic Personal Training, media and athletic events, enrollment fees, membership dues and other in-center services offerings.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our consolidated balance sheets. Long-term contract liabilities at December 31, 2024 and 2023 were $0.1 million and $0.6 million, respectively, and consist primarily of deferred enrollment fees.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
7.Income Taxes
The provision for (benefit from) income taxes is comprised of:

	Year Ended December 31,
	2024	2023	2022
Current tax expense (benefit)
Federal	$5,913	$(2,497)	$7,709
State and local	17,158	6,649	5,314
Foreign	—	(2)	—
Total current tax expense	23,071	4,150	13,023
Deferred tax expense (benefit)
Federal	35,464	25,341	(5,008)
State and local	(40)	(11,491)	(8,632)
Foreign	(5,967)	727	80
Total deferred tax expense (benefit)	29,457	14,577	(13,560)
Non-current benefit	—	—	(288)
Provision for (benefit from) income taxes	$52,528	$18,727	$(825)
The amount of deferred tax expense (benefit) differs from the change in the year-end deferred tax balances due to the tax effect of other comprehensive income, additional paid-in capital items or change in foreign currency exchange rates.
The reconciliation between our effective tax rate on income before income taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) at federal statutory rate	$44,285	$20,056	$(610)
State and local income taxes, net of federal tax benefit	13,646	8,393	869
Section 162(m) limitation	4,332	3,341	3,709
Share-based compensation	1,688	2,060	50
Change in valuation allowance	(8,393)	(15,216)	(4,833)
Other, net	(3,030)	93	(10)
Provision for (benefit from) income taxes	$52,528	$18,727	$(825)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the net deferred tax liability are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Lease-related liabilities	$640,039	$607,331
Share-based compensation	69,082	76,422
Accrued expenses	21,129	18,522
Deferred revenue	907	1,608
Net operating loss	47,827	85,217
Business interest	66,333	57,793
Other	4,644	5,742
Valuation allowance	(440)	(9,592)
Total deferred tax assets	849,521	843,043
Deferred tax liabilities:
Property and equipment	(280,481)	(277,360)
Intangibles	(46,547)	(44,543)
Operating and finance lease right-of-use assets	(594,519)	(566,087)
Partnership interest	(1,869)	(1,654)
Prepaid expenses	(10,393)	(8,952)
Costs related to deferred revenue	(38)	(82)
Other	(929)	(431)
Total deferred tax liabilities	(934,776)	(899,109)
Net deferred tax liability	$(85,255)	$(56,066)
We recognize a tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We adjust our liability for unrecognized tax benefits in the period in which an uncertain tax position is effectively settled, that statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. No unrecognized tax benefits were recorded in any of the periods presented.
We are subject to taxation in the U.S., Canada and various states. Our tax years 2024, 2023, 2022 and 2021 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2021.
As of December 31, 2024, we had a federal income tax net operating loss carryforward related to our U.S. operations of approximately $170.7 million ($35.9 million tax effected), that can be carried forward indefinitely. As of December 31, 2024, we also had state net operating loss carryforwards totaling approximately $155.5 million ($8.8 million tax effected), of which approximately $121.9 million ($7.0 million tax effected) expires between 2027 and 2045 and approximately $33.6 million ($1.8 million tax effected) can be carried forward indefinitely. As it relates to our Canada operations, we had an income tax net operating loss carryforward of approximately $11.9 million ($3.2 million tax effected) as of December 31, 2024, which is subject to expiration between tax years 2037 and 2042.
As of December 31, 2023, we had a federal income tax net operating loss carryforward related to our U.S. operations of approximately $329.1 million ($69.1 million tax effected), that can be carried forward indefinitely. As of December 31, 2023, we also had state net operating loss carryforwards totaling approximately $196.9 million ($11.0 million tax effected), of which approximately $147.6 million ($8.1 million tax effected) was to expire between 2027 and 2044 and approximately $49.3 million ($2.9 million tax effected) could be carried forward indefinitely. As it relates to our Canada operations, we had an income tax net operating loss carryforward of approximately $19.4 million ($5.1 million tax effected) as of December 31, 2023, which was subject to expiration between tax years 2036 and 2042.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
As of December 31, 2024 and 2023, we had a business interest carryforward of approximately $264.2 million ($66.3 million tax effected) and $229.6 million ($57.8 million tax effected), respectively, that can be carried forward indefinitely.
We considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations to determine the extent to which we believe net deferred tax assets will more likely than not be realized. Based on this assessment, as of December 31, 2024, a valuation allowance of $0.4 million has been recorded to reduce the deferred tax asset associated with certain state net operating loss carryforwards.
As of December 31, 2023, a valuation allowance of $0.4 million was recorded to reduce the deferred tax asset associated with the state net operating loss carryforwards and other deferred tax assets. As of December 31, 2023, a valuation allowance of approximately $8.1 million was recorded to reduce the deferred tax asset associated with the Canadian net operating loss carryforward and other deferred tax assets. As of December 31, 2023, we had a foreign tax credit carryforward of approximately $1.1 million that can be used to offset future U.S. federal tax liabilities on foreign-sourced income. We projected that our foreign sourced income will not be sufficient to fully utilize the credit carryforward. As a result, a valuation allowance of $1.1 million has been recorded as of December 31, 2023 to reduce the deferred tax asset associated with the foreign tax credit carryforward.
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
8.Debt
Debt consisted of the following:

	December 31,
	2024	2023
New Term Loan Facility, maturing November 2031	$1,000,000	$—
Former Term Loan Facility, retired September 2024	—	310,000
Revolving Credit Facility, maturing September 2029	10,000	—
Former Revolving Credit Facility, retired September 2024	—	90,000
6.000% Senior Secured Notes, maturing November 2031	500,000	—
5.750% Senior Secured Notes, satisfied and discharged November 2024	—	925,000
8.000% Senior Unsecured Notes, satisfied and discharged November 2024	—	475,000
Construction Loan, retired August 2024	—	28,000
Mortgage Notes, various maturities	41,865	115,502
Other debt	3,448	4,122
Fair value adjustment	284	521
Total debt	1,555,597	1,948,145
Less unamortized debt discounts and issuance costs	(19,856)	(15,270)
Total debt less unamortized debt discounts and issuance costs	1,535,741	1,932,875
Less current maturities	(22,584)	(73,848)
Long-term debt, less current maturities	$1,513,157	$1,859,027

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Refinancing Transactions
Senior Secured Credit Facility
In June 2015, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a senior secured credit facility (the “Credit Facilities”) with a group of lenders led by Deutsche Bank AG as the administrative agent. During 2023 and 2024, we entered into the following amendments to the credit agreement governing our Credit Facilities (the “Credit Agreement”):
•Tenth amendment in May 2023 pursuant to which we refinanced our $273.6 million term loan facility that had a maturity date in December 2024 to our $310.0 million term loan facility (the “Former Term Loan Facility”) that had a maturity date of January 15, 2026. We also converted the Credit Facilities from LIBOR to Term Secured Overnight Financing Rate (“SOFR”). Loans under the Former Term Loan Facility were issued with original issue discount of 0.50%.
•Eleventh amendment in December 2023 pursuant to which we reduced the interest rate under the Former Term Loan Facility by 0.50%. Loans under such eleventh amendment were issued at par with no original issue discount. The refinancing transactions during 2023 were accounted for as debt modifications.
•Twelfth amendment in June 2024 pursuant to which we replaced the Canadian Dollar Offered Rate (CDOR), which ceased at the end of June 2024, with the Canadian Overnight Repo Rate Average (CORRA). We do not have any outstanding borrowings in Canadian dollars under our Revolving Credit Facility.
•Thirteenth amendment in September 2024 pursuant to which we, among other things, (i) increased the commitments under the Revolving Credit Facility to $650.0 million, (ii) reduced the floating interest rate per annum to, at our option, SOFR plus an applicable margin of 2.50% or a base rate plus 1.50%, and reduced the undrawn commitment fee rate from 50 basis points to 25 basis points, and (iii) extended the maturity of the revolving credit facility to September 20, 2029. The applicable margins will decrease 25 basis points upon achieving (i) a certain first lien net leverage ratio and/or (ii) public corporate family ratings of Ba3 or BB- from any two of Moody’s, S&P and Fitch.
•Fourteenth amendment in November 2024 pursuant to which we incurred new term loans maturing in November 2031 in an aggregate principal amount of $1,000 million (the “New Term Loan Facility”). The term loans under the New Term Loan Facility bear interest at a rate per annum of equal to SOFR plus an applicable margin of 2.50% (subject to a certain ratings-based step-down).
6.000% Senior Secured Notes
In connection with the New Term Loan Facility, in November 2024, Life Time, Inc. completed the issuance of $500.0 million in aggregate principal amount of 6.000% Senior Secured Notes due 2031 (the “6.000% Senior Secured Notes”).
Satisfaction and Discharge of 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes
In November 2024, pursuant to the terms of the indentures governing the 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes, Life Time, Inc. issued a notice of full redemption and used a portion of the proceeds from the New Term Loan Facility and 6.000% Senior Secured Notes to purchase $1,424.5 million of U.S. government obligations, which were deposited with the trustee and were sufficient to fund the payment at par of (1) the $925.0 million outstanding principal amount and the accrued and unpaid interest associated with the 5.750% Senior Secured Notes on the scheduled redemption date of January 15, 2025, and (2) the $475.0 million outstanding principal amount and the accrued and unpaid interest associated with the 8.000% Senior Unsecured Notes on the scheduled redemption date of February 1, 2025. The $1,424.5 million of cash we paid to purchase the U.S. government obligations during the year ended December 31, 2024 is reported within financing activities in our consolidated statement of cash flows.
After the irrevocable deposit of such U.S. government obligations with the trustee, our obligations under the indentures were satisfied and discharged and the transactions were accounted for as debt extinguishments.
Upon extinguishment of the 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes, we derecognized (1) the $1,424.5 million of U.S. government obligations we deposited with the trustee, (2) the $1,420.1 million aggregate outstanding principal and related accrued and unpaid interest obligations associated with the notes, and (3) $6.7 million of unamortized debt discounts and issuance costs associated with the notes. Accordingly, we recognized a loss of $11.1 million on the

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
extinguishment of the 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes during the year ended December 31, 2024, which is included in Interest expense, net of interest income in our consolidated statement of operations. The non-cash financing activities associated with the $1,424.5 million of U.S. government obligations we deposited with the trustee, as well as the $1,420.1 million aggregate principal and related accrued and unpaid interest obligations that we derecognized in connection with the satisfaction and discharge of the 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes are disclosed as supplemental non-cash financing activities in Note 3, Supplemental Balance Sheet and Cash Flow Information.
Term Loan Facilities
We retired our Former Term Loan Facility in September 2024 when we paid the remaining aggregate principal amount of $200.0 million in connection with the thirteenth amendment to our Credit Agreement. We had previously used a portion of the net proceeds we received from an equity offering (see Note 10, Stockholders’ Equity) in August 2024 to pay down an aggregate principal amount of $110.0 million. Loans under the Former Term Loan Facility had a floating interest rate per annum of, at our option, SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus the continued applicable margin of 4.00% or a base rate plus 3.00%.
Borrowings under the New Term Loan Facility bear interest at a rate per annum of equal to SOFR plus an applicable margin of 2.50% (subject to a certain ratings-based step-down). We are required to make quarterly principal payments of 0.25% of the outstanding balance on the New Term Loan Facility.
Revolving Credit Facility
Our Revolving Credit Facility provides for a $650.0 million revolver and matures in September 2029. At December 31, 2024, there were $10.0 million of outstanding borrowings on the Revolving Credit Facility and there were $31.2 million of outstanding letters of credit, resulting in total revolver availability of $608.8 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus 2.50% or base rate plus 1.50% (subject to certain first lien leverage and ratings-based step-downs).
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the year ended December 31, 2024 was 9.13% and $116.1 million, respectively. The highest balance during the year was $285.0 million.
Upon the exercise of an accordion feature and subject to certain conditions, borrowings under the Credit Facilities may be increased subject, in certain cases, to meeting a first lien net leverage ratio. The Credit Facilities are secured by a first priority lien (on a pari-passu basis with the Secured Notes described below) on substantially all of our assets.
6.000% Senior Secured Notes
On November 5, 2024, Life Time, Inc. (the “Issuer”) completed the issuance of the 6.000% Senior Secured Notes. The terms of the 6.000% Senior Secured Notes are governed by an indenture dated as of November 5, 2024 (the “Indenture”), among the Issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent. The 6.000% Senior Secured Notes mature on November 15, 2031 and bear interest at a rate of 6.00% per annum payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2025. The 6.000% Senior Secured Notes are guaranteed on a senior secured basis by LTF Intermediate Holdings, Inc., the direct parent of the Issuer, and each of the Issuer’s existing and future wholly owned domestic restricted subsidiaries that guarantees its New Term Loan Facility, subject to certain exceptions.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
At any time prior to November 15, 2027, we may redeem some or all of the 6.000% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 6.000% Senior Secured Notes redeemed plus a “make-whole” premium plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, as described in the Indenture. At any time prior to November 15, 2027, we may redeem up to 10% of the original aggregate principal amount of the 6.000% Senior Secured Notes during each calendar year at a redemption price equal to 103% of the principal amount of the 6.000% Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date; provided that in any given calendar year, any amount not utilized pursuant to this provision may be carried forward to subsequent calendar years. In addition, at any time and from time to time on or prior to November 15, 2027, we may choose to redeem up to 40.0% of the aggregate principal amount of the 6.000% Senior Secured Notes outstanding with the proceeds of certain equity offerings at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, so long as the lesser of 50% of the aggregate amount of the 6.000% Senior Secured Notes then outstanding and $150 million remains outstanding immediately after such redemption. Beginning on November 15, 2027, we may redeem some or all of the 6.000% Senior Secured Notes at any time, and from time to time, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.
5.750% Senior Secured Notes
On January 22, 2021, Life Time, Inc. issued senior secured notes (the “5.750% Senior Secured Notes”) in an aggregate principal amount of $925.0 million. These notes were originally scheduled to mature in January 2026 and interest only payments were due semi-annually in arrears at 5.750%. As noted in the Satisfaction and Discharge of 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes section within this footnote, in November 2024, we issued a notice of full redemption and deposited a portion of the proceeds from the New Term Loan Facility and the 6.000% Senior Secured Notes with the trustee of the 5.750% Senior Secured Notes to satisfy and discharge them. Following such satisfaction and discharge, the trustee used such proceeds to pay in full at 100% of the principal amount, plus accrued and unpaid interest, the 5.750% Senior Secured Notes in January 2025.
8.000% Senior Unsecured Notes
On February 5, 2021, Life Time, Inc. issued senior unsecured notes (the “8.000% Senior Unsecured Notes”) in the original principal amount of $475.0 million. The 8.000% Senior Unsecured Notes were originally scheduled to mature in April 2026 and interest only payments were due semi-annually in arrears at 8.00%. As noted in the Satisfaction and Discharge of 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes section within this footnote, in November 2024, we issued a notice of full redemption and deposited a portion of the proceeds from the New Term Loan Facility and the 6.000% Senior Secured Notes with the trustee of the 8.000% Senior Unsecured Notes to satisfy and discharge them. Following such satisfaction and discharge, the trustee used such proceeds to pay in full at 100% of the principal amount, plus accrued and unpaid interest, the 8.000% Senior Unsecured Notes in February 2025.
Construction Loan
On January 22, 2021, we closed on a construction loan (the “Construction Loan”) providing up to $28.0 million to partially finance the construction of a Life Time Living location. The Construction Loan was originally scheduled to mature on February 15, 2026 and was collateralized by the property. Borrowings under the Construction Loan bore interest at a variable annual rate of no less than 4.80%. Interest only payments were due monthly beginning April 15, 2022 and continuing through February 15, 2024. Beginning March 15, 2024, based on the principal balance due as of February 15, 2024, monthly principal and interest installment payments were due in an amount sufficient to fully amortize the principal balance at maturity. On August 15, 2024, we fully paid the remaining principal balance and accrued interest associated with our Construction Loan totaling $28.2 million.
Mortgage Notes
Certain of our subsidiaries have entered into mortgage facilities with various financial institutions (collectively, the “Mortgage Notes”), which are collateralized by certain of our related real estate and buildings, including one of our corporate headquarters properties. The Mortgage Notes have varying maturity dates from September 2026 through August 2027 and carried a weighted average interest rate of 5.56% and 5.75% at December 31, 2024 and 2023, respectively. Payments of principal and interest on each of the Mortgage Notes are payable monthly on the first business day of each month.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2024, we fully paid at maturity the principal balance and remaining accrued interest associated with two of our Mortgage Notes totaling $62.9 million.
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
Debt Discounts and Issuance Costs
Unamortized debt discounts and issuance costs associated with the New Term Loan Facility and 6.000% Senior Secured Notes of $19.9 million at December 31, 2024 and unamortized debt discounts and issuance costs associated with the Former Term Loan Facility, 5.750% Senior Secured Notes, 8.000% Senior Unsecured Notes and Construction Loan of $15.3 million at December 31, 2023 are included in Long-term debt, net of current portion on our consolidated balance sheets.
Unamortized revolver-related debt issuance costs of $3.6 million and $2.3 million are included in Other assets on our consolidated balance sheets at December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, in connection with the pay down in full of each of our Former Term Loan Facility and Construction Loan, and the satisfaction and discharge of each of our 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes, we recognized $9.4 million of debt discounts and issuance cost write-offs, which are included in Interest expense, net of interest income in our consolidated statement of operations.
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Credit Facilities, 6.000% Senior Secured Notes and Mortgages Notes. We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility, which requires us to maintain a first lien net leverage ratio, if 30.00% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $90.0 million).
As of December 31, 2024, we were either in compliance in all material respects with the covenants or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized debt discounts and issuance costs and fair value adjustments, at December 31, 2024 were as follows:

2025	$22,584
2026	22,027
2027	27,853
2028	10,172
2029	20,183
Thereafter	1,452,494
Total future maturities of long-term debt	$1,555,313

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
9.Leases
Lease Cost
Lease cost included in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2024	2023	2022	Classification in Consolidated Statements of Operations
Lease cost:
Operating lease cost	$282,271	$261,144	$237,499	Rent
Short-term lease cost	4,328	4,105	2,113	Rent
Variable lease cost	18,346	9,873	5,614	Rent
Variable lease cost	72,763	66,007	60,352	Center operations
Finance lease and financing obligations cost:
Amortization of right-of-use assets	905	1,024	1,372	Depreciation and amortization
Interest on lease liabilities	160	98	99	Interest expense, net of interest income
Interest on financing obligations	2,818	2,401	—	Interest expense, net of interest income
Total lease cost	$381,591	$344,652	$307,049
Sale-Leaseback Transactions
Sale-Leaseback Transactions with Unrelated Third Parties
During the year ended December 31, 2024, we entered into and consummated sale-leaseback transactions with three unrelated third parties. Under these transactions, we sold five properties for gross proceeds of $173.2 million, which was reduced by transaction costs of $1.2 million, for net cash proceeds of $172.0 million. The estimated fair value of the property sold was $182.2 million. Accordingly, the aggregate cash sales price associated with these arrangements was increased by $9.0 million, of which $13.3 million was associated with a property in which the sales price was less than the fair value of the property sold, which was recognized as an increase in the aggregate sales price associated with this property and an increase in the related operating lease right-of-use asset, and $4.3 million was associated with properties in which the sales price was greater than the fair value of the properties sold, which was recognized as a reduction in the aggregate sales price associated with these properties and as financing obligations separate from the related operating lease liabilities. Proceeds from the financing obligations are reported within financing activities on our consolidated statement of cash flows. During the year ended December 31, 2024, we recognized a net gain of $19.8 million on sale-leaseback transactions. This gain is included in Other operating expense (income) in our consolidated statement of operations.
During the year ended December 31, 2023, we entered into and consummated sale-leaseback transactions with unrelated third parties. Under these transactions, we sold three properties for gross proceeds of $124.0 million, which was reduced by transaction costs of $0.7 million, for net cash proceeds of $123.3 million. The estimated fair value of the property sold was $128.4 million. Accordingly, the aggregate sales price associated with these arrangements was increased by a total of $4.4 million, of which $5.9 million was associated with a property in which the sales price was less than the fair value of the property sold, which was recognized as an increase in the aggregate sales price associated with this property and an increase in the related operating lease right-of-use asset, and $1.5 million was associated with a property in which the sales price was greater than the fair value of the property sold, which was recognized as a reduction in the aggregate sales price associated with this property and as a financing obligation separate from the related operating lease liability. For cash flow purposes, the $1.5 million of proceeds we received from this financing obligation are reported within financing activities on our consolidated statement of cash flows. During the year ended December 31, 2023, we recognized a loss of $13.6 million on sale-leaseback transactions. This loss is included in Other operating expense (income) in our consolidated statement of operations.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2022, we entered into and consummated sale-leaseback transactions with unrelated third parties. Under these transactions, we sold nine properties for gross proceeds of $375.0 million, which was reduced by transaction costs of $1.8 million, for net cash proceeds of $373.2 million. The estimated fair value of the properties sold was $385.1 million. Accordingly, the aggregate sales price associated with these arrangements was increased by a total of $10.1 million, which resulted in the recognition of a gain of $97.5 million on these transactions. This gain is included in Other operating expense (income) in our consolidated statement of operations for the year ended December 31, 2022. Of the $10.1 million net sales price increase recognized in connection with these transactions, $31.5 million was associated with property sales in which the sales price was less than the fair value of the properties sold, which was recognized as an increase in the aggregate sales price associated with these properties and an increase in the related operating lease right-of-use assets, and $21.4 million was associated with property sales in which the sales price was greater than the fair value of the properties sold, which was recognized as a reduction in the aggregate sales price associated with these properties and as financing obligations separate from the related operating lease liabilities. For cash flow purposes, the $21.4 million of proceeds we received from these financing obligations during the year ended December 31, 2022 are reported within financing activities on our consolidated statement of cash flows.
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

	December 31,		Classification on Consolidated Balance Sheets
	2024	2023
Lease right-of-use assets:
Operating leases	$2,313,311	$2,202,601	Operating lease right-of-use assets
Finance leases (1)	2,406	1,406	Other assets
Total lease right-of-use assets	$2,315,717	$2,204,007
Lease-related liabilities:
Current
Operating leases	$70,462	$58,764	Current maturities of operating lease liabilities
Finance leases	1,108	633	Accrued expenses and other current liabilities
Financing obligations	10	—	Accrued expenses and other current liabilities
Non-current
Operating leases	2,381,094	2,268,863	Operating lease liabilities, net of current portion
Finance leases	1,324	783	Other liabilities
Financing obligations	27,539	23,151	Other liabilities
Total lease-related liabilities	$2,481,537	$2,352,194
(1)Finance lease right-of-use assets were reported net of accumulated amortization of $1.2 million and $0.8 million at December 31, 2024 and 2023, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our lease-related liabilities at December 31, 2024 were as follows:

December 31, 2024
Weighted-average remaining lease term (1)
Operating leases	16.8 years
Finance leases	2.4 years
Financing obligations	22.7 years
Weighted-average discount rate
Operating leases	8.89%
Finance leases	9.26%
Financing obligations	11.07%
(1)    The weighted-average remaining lease term associated with our operating and finance lease liabilities does not include all of the optional renewal periods available to us under our current lease arrangements. Rather, the weighted-average remaining lease term only includes periods covered by an option to extend a lease if we are reasonably certain to exercise that option.
Supplemental Cash Flow Information
Supplemental cash flow information associated with our leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease-related liabilities:
Operating cash flows from operating leases	$254,128	$226,896	$199,762
Operating cash flows from finance leases	160	98	99
Financing cash flows from finance leases	926	1,031	1,404
Operating cash flows from financing obligations	2,716	2,307	—
Financing cash flows from financing obligations	4	—	—
Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	172,106	140,614	294,722
Finance leases	1,942	1,347	391
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	7,241	17,364	(6,551)
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	13,350	5,900	31,440
Non-cash increase in financing obligations as a result of interest accretion	102	94	—

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Maturities of Operating Lease Liabilities, Finance Lease Liabilities and Financing Obligations
The maturities associated with our lease-related liabilities at December 31, 2024 are as follows:

	Operating Leases	Finance Leases	Financing Obligations	Total
2025	$272,447	$1,505	$2,984	$276,936
2026	277,129	979	3,024	281,132
2027	279,649	445	3,064	283,158
2028	281,538	—	3,105	284,643
2029	275,380	—	3,148	278,528
Thereafter	3,518,885	—	64,574	3,583,459
Total lease payments	4,905,028	2,929	79,899	4,987,856
Less: Imputed interest	2,453,472	497	52,350	2,506,319
Present value of lease-related liabilities	$2,451,556	$2,432	$27,549	$2,481,537
Leases Not Yet Commenced
As of December 31, 2024, we had entered into several leases associated with future centers that were executed, but for which we did not yet have control of the underlying assets. Accordingly, as of December 31, 2024, we did not recognize any right-of-use assets or lease liabilities associated with these leased locations on our consolidated balance sheet. These arrangements contain undiscounted lease payments that are payable during the initial lease terms, which range from three to 25 years, totaling approximately $327.3 million.
10.Stockholders’ Equity
Equity Offering
On August 14, 2024, we consummated a registered offering, issuance and sale of 6.0 million shares of our common stock by the Company (the “Primary Shares”) and a registered offering and sale of 7.8 million shares of our common stock by certain of our stockholders (the “Secondary Shares”) at an offering price of $21.75 per share, less underwriting discounts and commissions (collectively, the “Offering”). We received total gross proceeds from the Primary Shares of $130.5 million, which was reduced by underwriting discounts and commissions and other expenses of $6.5 million, for net proceeds of $124.0 million. We did not receive any proceeds from the sale of the Secondary Shares. We used a portion of the net proceeds we received from the Offering to pay down $110.0 million of our Former Term Loan Facility on August 19, 2024 (see Note 8, Debt).
Restricted Common Stock
Conversion of Restricted Series A Preferred Stock Award to Restricted Common Stock
During the second quarter of 2021, in lieu of the vast majority of cash compensation for our CEO for 2021, the Company granted an award of 0.5 million shares of restricted Series A convertible participating preferred stock (“Series A Preferred Stock”) to our CEO. Upon the consummation of the IPO, the 0.5 million then-outstanding shares of restricted Series A Preferred Stock automatically converted into 0.6 million shares of the Company’s restricted common stock, which then vested in April 2022.
Share-Based Compensation Expense Associated with Restricted Common Stock
Share-based compensation expense associated with the shares of restricted common stock that were issued upon the automatic conversion of the Series A Preferred Stock award for the year ended December 31, 2022 was $5.0 million, all of which is included in General, administrative and marketing in our consolidated statement of operations. These restricted common stock shares fully vested as of April 4, 2022, and there is no unrecognized share-based compensation expense related to these shares. The fair value of the restricted common stock shares that vested during the year ended December 31, 2022 was approximately $8.9 million, which represents the fair value of the underlying shares measured as of the vesting date.

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
2021 Equity Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Incentive Award Plan (the “2021 Equity Plan”), under which we may grant cash and equity-based incentive awards to our employees, consultants and directors. The maximum number of shares of our common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) approximately 14.5 million shares of our common stock, (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors, and (iii) the approximately 1.0 million shares of our common stock that were available for issuance under the 2015 Equity Plan as of October 6, 2021; provided, however, no more than 14.5 million shares may be issued upon the exercise of incentive stock options. Our board of directors determined that no additional shares would become available under the 2021 Equity Plan as of January 1, 2024 and January 1, 2023 pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Effective January 1, 2022, the number of shares of our common stock available for issuance under the 2021 Equity Plan increased by approximately 7.7 million shares pursuant to such evergreen feature. Additionally, the number of shares of our common stock available for issuance under the 2021 Equity Plan may increase with respect to awards under the 2015 Equity Plan which are forfeited or lapse unexercised and which following the effective date of the 2021 Equity Plan are not issued under such prior plan. The share reserve formula under the 2021 Equity Plan is intended to provide us with the continuing ability to grant equity awards to eligible employees, directors and consultants for the 10-year term of the 2021 Equity Plan.
As of December 31, 2024, approximately 13.5 million shares were available for future awards to employees and other eligible participants under the 2021 Equity Plan.
2021 Employee Stock Purchase Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to allow our eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: an Internal Revenue Service (“IRS”) Code section 423 (“Section 423”) component, which is intended to qualify under Section 423 of the IRS Code and a non-Section 423 component, which need not qualify under Section 423 of the IRS Code. The aggregate number of shares of our common stock that has initially been reserved for issuance under the ESPP is equal to (i) approximately 2.9 million shares of our common stock, and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 1% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of our shares of common stock as determined by our board of directors; provided that in no event will more than 29.0 million shares of our common stock be available for issuance under the Section 423 component of the ESPP. Our board of directors determined that no additional shares would become available under the ESPP as of January 1, 2024, January 1, 2023 and January 1, 2022 pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Our board of directors or the compensation committee will have authority to interpret the terms of the ESPP and determine eligibility of participants.
We launched the first offering period under the ESPP on December 1, 2022. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s gross base compensation for services to us. On the first trading day of each offering period, each participant is automatically granted an option to purchase shares of our common stock. The purchase option expires at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. We have consecutive offering periods of approximately six months in length commencing on each June 1

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
and December 1 during the term of the ESPP. The purchase price for a share of our common stock is 90% of the fair market value of a share on the enrollment date for such offering period or on the purchase date, whichever is lower, and subject to adjustment by our board of directors or compensation committee. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period and are paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Upon exercise, the participant purchases the number of whole shares that his or her accumulated payroll deductions will buy at the purchase option price, subject to the certain participation limitations. Participation ends automatically upon a participant’s termination of employment. During the year ended December 31, 2024 and 2023, 0.2 million and 0.3 million shares, respectively, were issued under the ESPP. We recognized $0.7 million, $1.2 million and $0.1 million of share-based compensation expense for the discount received by participants during the years ended December 31, 2024, 2023 and 2022, respectively, all of which is included in General, administrative and marketing in our consolidated statements of operations. As of December 31, 2024, unrecognized share-based compensation expense was approximately $0.3 million, which is expected to be recognized over a weighted average remaining period of 0.4 years.
Stock Options
Stock Option Activity
Activity associated with stock options during the year ended December 31, 2024 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	24,623	$12.47
Exercised	(2,226)	11.68
Forfeited or cancelled	(175)	17.03
Outstanding at December 31, 2024	22,222	$12.52	2.7	$215,439
Exercisable as of December 31, 2024	20,197	$12.05	2.2	$205,279
Options Granted
The Company did not grant any stock option awards during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, the Company granted approximately 1.4 million and 1.1 million stock option awards, respectively, under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. The exercise price associated with each of these awards was not less than the fair market value per share of our common stock at the time of grant.
Intrinsic Value and Income Tax Benefits Associated with Option Exercises
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately $25.0 million, $12.2 million and $1.5 million, respectively. In connection with these stock option exercises, we recognized an aggregate income tax benefit of approximately $1.9 million, $2.2 million and $0.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Fair Value of Stock Option Awards Granted
The fair value of the options granted during the years ended December 31, 2023 and 2022 was calculated using the Black-Scholes option pricing model. The following weighted average assumptions were used in determining the fair value of stock options granted:

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

	Year Ended December 31,
	2023	2022
Dividend yield	0.00%	0.00%
Risk-free interest rate (1)	3.88%	2.24%
Expected volatility (2)	52.50%	55.00%
Expected term of options (in years) (3)	6.3	6.3
Fair Value	$9.63	$7.34
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
Share-Based Compensation Expense Associated with Stock Options
Share-based compensation expense associated with stock options for the year ended December 31, 2024 was $7.5 million, of which $0.2 million, $7.1 million and $0.2 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with stock options for the year ended December 31, 2023 was $11.8 million, of which $0.5 million, $11.0 million and $0.3 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with stock options for the year ended December 31, 2022 was $19.8 million, of which $1.4 million, $17.8 million and $0.5 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations.
As of December 31, 2024, unrecognized share-based compensation expense related to stock options was approximately $9.6 million, which is expected to be recognized over a weighted average remaining period of 1.8 years.
Restricted Stock Units
Restricted Stock Unit Activity
Activity associated with restricted stock units during the year ended December 31, 2024 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	2,470	$16.30
Granted	1,860	14.13
Vested	(1,062)	16.47
Forfeited	(123)	16.47
Nonvested at December 31, 2024	3,145	$14.95
Restricted Stock Units Granted
During the year ended December 31, 2024, the Company granted approximately 1.9 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 1.2 million were time-based vesting awards that vest in three ratable annual installments, approximately 0.5 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program and less than 0.2 million vest in ratable annual installments ranging from one to four years, in each case subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2023, the Company granted approximately 1.1 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 0.4 million were time-based vesting awards, approximately 0.4 million were time-based vesting awards with a performance qualifier and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program. Of the 1.1 million restricted stock unit awards that were granted during the year ended December 31, 2023, approximately 0.8 million vest in four ratable annual installments (subject to meeting a performance qualifier for approximately 0.4 million of such awards, which performance qualifier was met), approximately 0.3 million vested based on meeting certain performance metrics under our short-term incentive compensation plan with performance above the target metric resulting in the issuance of additional fully-vested shares of our common stock as detailed under “—Other Share-Based Payment Awards” below and less than 0.1 million vest in two ratable annual installments, in each case subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. The weighted average grant date fair value associated with the approximately 1.1 million restricted stock unit awards granted during the year ended December 31, 2023 was $17.41.
During the year ended December 31, 2022, the Company granted approximately 1.7 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 1.4 million were time-based vesting awards and approximately 0.3 million were time-based vesting awards with a performance qualifier. Of the 1.7 million restricted stock unit awards that were granted during the year ended December 31, 2022, approximately 1.6 million vest in four ratable annual installments (subject to meeting a performance qualifier for approximately 0.3 million of such awards, which performance qualifier was not met), approximately 0.1 million vest in two ratable annual installments and less than 0.1 million vest in approximately one annual installment, in each case subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. The majority of the awards that vest in two ratable annual installments were granted to certain executives and non-executives as part of their incentive compensation for 2021, which had been recognized as an accrued compensation liability at December 31, 2021. The fair value of these restricted stock unit awards was approximately $0.6 million. Accordingly, effective with the grant date associated with these restricted stock units, we recognized a $0.6 million decrease in Accrued expenses and other current liabilities and a $0.6 million increase in Additional paid-in capital on our consolidated balance sheets. The weighted average grant date fair value associated with the approximately 1.7 million restricted stock unit awards granted during the year ended December 31, 2022 was $14.26.
Fair Value of Vested Restricted Stock Units
The total fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was approximately $17.9 million, $10.2 million and $12.2 million respectively, which represents the aggregate of the fair value of the each of the underlying shares measured as of the vesting date.
Share-Based Compensation Expense Associated with Restricted Stock Units
Share-based compensation expense associated with restricted stock units for the year ended December 31, 2024 was $24.1 million, of which $2.9 million, $20.4 million and $0.8 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with restricted stock units for the year ended December 31, 2023 was $18.1 million, of which $2.1 million, $15.5 million and $0.5 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with restricted stock units for the year ended December 31, 2022 was $12.4 million, of which $1.4 million, $10.6 million and $0.4 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations.
As of December 31, 2024, unrecognized share-based compensation expense related to restricted stock units was approximately $26.9 million, which is expected to be recognized over a weighted average remaining period of 2.0 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Performance Stock Units
Performance Stock Unit Activity
Activity associated with performance stock units during the year ended December 31, 2024 is as follows:

Performance Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	—	$—
Granted	505	13.28
Nonvested at December 31, 2024	505	$13.28
Performance Stock Units Granted
During the year ended December 31, 2024, the Company granted approximately 0.5 million three-year performance stock unit awards under the 2021 Equity Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. Approximately 0.3 million of the performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period and approximately 0.2 million of the performance stock unit awards are based on our leverage ratio at the end of each year with one-third vesting each year dependent on achieving the leverage ratio target for such year. We determine the grant date fair value of performance stock unit awards by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date.
Share-Based Compensation Expense Associated with Performance Stock Units
Share-based compensation expense associated with performance stock units for the year ended December 31, 2024 was $4.4 million, all of which is included in General, administrative and marketing in our consolidated statement of operations. No share-based compensation expense associated with performance stock units was recognized during the years ended December 31, 2023 and 2022.
As of December 31, 2024, unrecognized share-based compensation expense related to performance stock units was approximately $9.0 million, which is expected to be recognized over a weighted average remaining period of 2.1 years.
Other Share-Based Payment Awards
2024 Short-Term Incentive Program
During the year ended December 31, 2024, the Company adopted a short-term incentive compensation program for team members who are not executive officers, pursuant to which fully-vested shares of the Company’s common stock would be issued at or around the time of determining the Company’s performance under such program in early 2025 if the Company’s performance exceeded the tranche one performance metric. We account for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Share-based compensation expense associated with these awards for the year ended December 31, 2024 was $14.6 million, of which $0.1 million, $13.0 million, and $1.5 million is included in Center operations, General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified awards. Accordingly, the offset to the $14.6 million of share-based compensation expense we have recognized in connection with these awards during the year ended December 31, 2024 is included in Accrued expenses and other current liabilities on our consolidated balance sheet.
2023 Short-Term Incentive Program
During the year ended December 31, 2023, the Company adopted a short-term incentive compensation program pursuant to which fully-vested shares of the Company’s common stock would be issued at or around the time of determining the Company’s performance under such program in early 2024 if the Company’s performance exceeded the target performance

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
metric for executives and if the Company’s performance exceeded the threshold performance metric for non-executives. We accounted for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Share-based compensation expense associated with these awards for the year ended December 31, 2024 was $(0.2) million, of which $0.1 million and $(0.3) million is included in General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Share-based compensation expense associated with these awards for the year ended December 31, 2023 was $19.0 million, of which $17.1 million and $1.9 million is included in General, administrative and marketing and Other operating expense (income), respectively, in our consolidated statement of operations. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we accounted for these awards as liability-classified awards. Accordingly, the offset to the $19.0 million of share-based compensation expense we recognized in connection with these awards during the year ended December 31, 2023 is included in Accrued expenses and other current liabilities on our consolidated balance sheet.
In February 2024, our board of directors determined that our 2023 performance exceeded the maximum performance metric under the 2023 short-term incentive compensation program and issued corresponding shares of common stock to our employees. Effective as of the determination date, the $18.1 million then-outstanding liability we had recognized in connection with these share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our consolidated balance sheet.
11.Income (Loss) Per Share
For the year ended December 31, 2024, our potentially dilutive securities included stock options, restricted stock units, performance stock units, shares to be issued under our ESPP and contingently issuable shares related to our short-term incentive compensation program.
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
The following table sets forth the calculation of basic and diluted income (loss) per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$156,240	$76,063	$(1,793)

Weighted-average common shares outstanding – basic	201,640	195,671	193,570
Dilutive effect of stock-based compensation awards	9,524	8,334	—
Weighted-average common shares outstanding – diluted	211,164	204,005	193,570

Income (loss) per common share – basic	$0.77	$0.39	$(0.01)
Income (loss) per common share – diluted	$0.74	$0.37	$(0.01)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The following is a summary of potential shares of common stock that were excluded from the computation of diluted income (loss) per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Stock options	1,428	6,476	24,926
Restricted stock units	—	193	2,486
ESPP shares	84	—	137
Potential common shares excluded from diluted income (loss) per share	1,512	6,669	27,549
For more information regarding stock options, restricted stock units and ESPP shares, see Note 10, Stockholders’ Equity.
12.Commitments and Contingencies
Purchase Commitments
We have entered into various unconditional purchase obligations that primarily include software licenses and support, and marketing services. As of December 31, 2024, these purchase obligations totaled approximately $15.4 million, the majority of which are expected to be settled within the next year. These unconditional purchase obligations are in addition to the current and long-term liabilities recorded on our December 31, 2024 consolidated balance sheet and exclude agreements that are cancellable at any time without penalty.
Legal Matters
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties have appealed from that judgment to the Minnesota Court of Appeals. The Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
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
401(k) Savings and Investment Plan
We offer a 401(k) savings and investment plan (the “401(k) Plan”) to substantially all full-time employees who are at least 21 years of age. The cost associated with the Company’s discretionary contributions to the 401(k) Plan during the years ended December 31, 2024, 2023 and 2022 was not material.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Letters of Credit and Posted Bonds
As of December 31, 2024 and 2023, we had $31.2 million and $32.9 million, respectively, in irrevocable standby letters of credit outstanding, which were issued primarily to municipalities, for sites under construction, as well as certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation and commercial liability insurance. Such letters of credit are secured by the collateral under our senior secured credit facility. As of both December 31, 2024 and 2023, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2024 and 2023, we had posted bonds totaling $34.0 million and $35.3 million, respectively, related to construction activities and operational licensing.
13.Related Party Transactions
Related Party Leases
We entered into and consummated a sale-leaseback transaction involving one property with a related party during the year ended December 31, 2024. We did not enter into any new related party leases, including related party sale-leaseback arrangements, during the years ended December 31, 2023 or 2022.
Sale-Leaseback Transactions
During the year ended December 31, 2024, we entered into and consummated a sale-leaseback transaction involving one property with a third party in which our CEO and a member of our board of directors own a minority interest. Under this transaction, we sold one property for gross proceeds of $40.0 million, which was reduced by transaction costs of $0.3 million, for net cash proceeds of $39.7 million. The estimated fair value of the property sold was $40.3 million. During the year ended December 31, 2024, we recognized a loss of $17.2 million on this sale-leaseback transaction, which is included in Other operating income (expense) in our consolidated statement of operations. The right-of-use asset and lease liability recognized in connection with this sale-leaseback transaction was $25.1 million and $24.9 million, respectively. During the year ended December 31, 2024, we paid rent associated with this lease of $0.8 million and rent expense associated with this lease was $1.2 million.
During the year ended December 31, 2020, we consummated a sale-leaseback transaction involving one property with a subsidiary of a limited liability company jointly owned by our CEO, a former executive of the Company, and another member of our board of directors, among other investors (“LTRE”). During the years ended December 31, 2024, 2023 and 2022, we paid rent associated with this lease of $2.6 million, $2.6 million and $2.6 million, respectively, and rent expense associated with this lease was $3.0 million, $3.0 million and $3.0 million, respectively.
During the year ended December 31, 2019, we entered into a sale-leaseback transaction involving one property with a limited liability company jointly owned by our CEO and another member of our board of directors. During the years ended December 31, 2024, 2023 and 2022, we paid rent associated with this lease of $2.3 million, $2.3 million and $2.3 million, respectively, and rent expense associated with this lease was $2.6 million, $2.6 million and $2.6 million, respectively.
During the year ended December 31, 2018, we entered into a sale-leaseback transaction involving one property with a limited liability company in which our CEO owns a 33% interest. During the years ended December 31, 2024, 2023 and 2022, we paid rent associated with this lease of $1.3 million, $1.3 million and $1.2 million, respectively, and rent expense associated with this lease was $1.4 million, $1.4 million and $1.4 million, respectively.
During the year ended December 31, 2017, we entered into sale-leaseback transactions involving two properties with a limited liability company that is a related party to one of our existing stockholders. During the years ended December 31, 2024, 2023 and 2022, we paid rent associated with these leases of $6.6 million, $6.6 million and $6.1 million, respectively, and rent expense associated with these leases was $7.4 million, $7.4 million and $7.4 million, respectively.
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
During the years ended December 31, 2024, 2023 and 2022, rent payments associated with the new Woodbury lease were $1.2 million, $1.2 million and $1.2 million, respectively, and rent expense associated with the new Woodbury lease was $1.3 million, $1.3 million and $1.3 million, respectively.
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our CEO has a 100% interest. During 2023, we amended this lease to reflect the expanded square footage that the Company is using at this location and make a corresponding adjustment to the rental payments. During the years ended December 31, 2024, 2023 and 2022, we paid rent associated with this lease of $1.0 million, $0.9 million and $0.9 million, respectively, and rent expense associated with this lease was $1.0 million, $0.9 million and $0.9 million, respectively.
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
The daughter of our CEO currently serves as a vice president of real estate development for Life Time, Inc. During the years ended December 31, 2024, 2023 and 2022, we paid total compensation of approximately $0.4 million, $0.2 million and $0.2 million, respectively, for her services.
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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We did not make a matching contribution to this plan during the years ended December 31, 2024, 2023 and 2022. Any contributions to this plan vest to each participant according to their years of service with us. At December 31, 2024 and 2023, $13.6 million and $12.4 million, respectively, had been deferred and is being held on behalf of the employees. These amounts are included in Other liabilities on our consolidated balance sheets.
15.Subsequent Events
We have evaluated all subsequent events through the date of the consolidated financial statements were issued and determined that there have been no other events or transactions which would have a material effect on the consolidated financial statements and therefore would require recognition or disclosure.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
16.Condensed Financial Information of Registrant (Parent Company Only)
Life Time Group Holdings, Inc. is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. Life Time Group Holdings, Inc. has no cash and, as a result, all expenditures and obligations of the Company are allocated to and paid by its subsidiaries. Life Time, Inc. is the borrower under our senior secured credit facility and the indenture governing our 6.000% Senior Secured Notes, the terms and conditions of which limit Life Time, Inc.’s ability to declare dividends or make any payment on equity to, directly or indirectly, fund a dividend or other distribution to Life Time Group Holdings, Inc. in connection with those borrowings. Dividends, redemptions and other payments on equity (restricted payments) are limited to those permitted under the senior secured credit facility and the indenture governing our 6.000% Senior Secured Notes. Due to the aforementioned restrictions, substantially all of the net assets of our subsidiaries are restricted. For information regarding our senior secured credit facility and 6.000% Senior Secured Notes, see Note 8, Debt.
The following condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, our investment in our subsidiaries is presented under the equity method of accounting. During the year ended December 31, 2024, we recognized share-based compensation expense related to stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive compensation plan of $51.0 million, of which $3.4 million, $45.4 million and $2.2 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. During the year ended December 31, 2023, we recognized share-based compensation expense related to stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive compensation plan of $50.1 million, of which $2.6 million, $44.8 million and $2.7 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. During the year ended December 31, 2022, we recognized share-based compensation expense related to stock options, restricted stock, restricted stock units and our ESPP of $37.3 million, of which $2.8 million, $33.5 million and $0.9 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations.
The cash flow activities associated with the proceeds we received from the issuance of our common stock, stock options exercised and issuance of common stock in connection with the ESPP during the years ended December 31, 2024, 2023 and 2022 were non-cash transactions for Life Time Group Holdings, Inc., as the cash inflows and outflows associated with those transactions occurred at our subsidiary, Life Time, Inc. and were accounted for as our equity contributions to Life Time, Inc. For more information regarding these transactions, see Note 10, Stockholders’ Equity.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets	$—	$—
Noncurrent assets:
Investment in subsidiaries	2,610,350	2,254,112
Total noncurrent assets	2,610,350	2,254,112
Total assets	$2,610,350	$2,254,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$—	$—
Noncurrent liabilities	—	—
Total liabilities	—	—
Stockholders’ equity:
Common stock, $0.01 par value per share, 500,000 shares authorized, 207,495 and 196,671 shares issued and outstanding, respectively	2,075	1,967
Additional paid-in capital	3,041,645	2,835,883
Accumulated deficit	(433,370)	(583,738)
Total stockholders’ equity	2,610,350	2,254,112
Total liabilities and stockholders’ equity	$2,610,350	$2,254,112

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Total Revenue	$—	$—	$—
Operating expenses:
Center operations	3,452	2,660	2,842
General, administrative and marketing	45,411	44,776	33,535
Other operating expense	2,171	2,708	914
Total operating expenses	51,034	50,144	37,291
Loss before income taxes	(51,034)	(50,144)	(37,291)
Benefit from income taxes	(12,605)	(12,335)	(9,136)
Net loss before equity in net income of subsidiaries	(38,429)	(37,809)	(28,155)
Equity in net income of subsidiaries	194,669	113,872	26,362
Net income (loss)	$156,240	$76,063	$(1,793)
LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$156,240	$76,063	$(1,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	51,034	50,144	37,291
Equity in net income of subsidiaries	(194,669)	(113,872)	(26,362)
Benefit from income taxes	(12,605)	(12,335)	(9,136)
Net cash provided by operating activities	—	—	—
Cash flows from investing activities	—	—	—
Cash flows from financing activities	—	—	—
Effect of exchange rate on cash and cash equivalents	—	—	—
Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents – beginning of period	—	—	—
Cash and cash equivalents – end of period	$—	$—	$—

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual report on our internal control over financial reporting is included in Part II, Item 8 of this Annual Report.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report, which is included in Part II, Item 8 of this Annual Report.
Item 9B. OTHER INFORMATION
On December 12, 2024, Eric Buss, the Company’s Executive Vice President and Chief Administrative Officer, adopted a Rule 10b5-1 trading plan (the “Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Trading Plan provides for the exercise of vested stock options to acquire up to a maximum of 750,000 shares and the associated sale of such shares. The Trading Plan will terminate on December 12, 2025 unless sooner terminated pursuant to its terms.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
2.Exhibits
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40887	3.1	10/12/2021
3.2	Third Amended and Restated Bylaws.	8-K	001-40887	3.2	10/12/2021
4.1	Indenture, dated as of January 22, 2021, by and between Life Time, Inc., as issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent.	S-1	333-259495	4.1	9/13/2021
4.2	Indenture, dated as of February 5, 2021, by and between Life Time, Inc., as issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee.	S-1	333-259495	4.2	9/13/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
4.3	Indenture, dated November 5, 2024, by and among Life Time, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent.	8-K	001-40887	4.1	11/06/2024
4.4	Description of Capital Stock.	10-K	001-40887	4.3	3/10/2022
10.1 #	The Executive Nonqualified Excess Plan.	S-1	333-259495	10.10	9/13/2021
10.2 #	LTF Holdings, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-259495	10.11	9/13/2021
10.3 #	Forms of Non-Qualified Stock Option Agreements of LTF Holdings, Inc. under the LTF Holdings, Inc. 2015 Equity Incentive Plan.	S-1	333-259495	10.12	9/13/2021
10.4 #	Form of Restricted Stock Unit Award Agreement under LTF Holdings, Inc. 2015 Equity Incentive Plan.	S-1	333-259495	10.13	9/13/2021
10.5 #	LTF Holdings, Inc. Non-Qualified Stock Option Agreement, dated October 6, 2015, by and between Bahram Akradi and LTF Holdings, Inc.	S-1	333-259495	10.14	9/13/2021
10.6 †#	LTF Holdings, Inc. Preferred Restricted Stock Agreement, dated May 3, 2021, by and between Bahram Akradi and LTF Holdings, Inc.	S-1	333-259495	10.17	9/13/2021
10.7 #	Life Time Group Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259495	10.18	9/29/2021
10.8 #	Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.19	9/29/2021
10.9 #	Form of Stock Option Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.20	9/29/2021
10.10 #	Form of Restricted Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.21	9/29/2021
10.11 #	Form of Restricted Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	10-Q	001-40887	10.1	5/1/2023
10.12 #	Form of Performance Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award.	10-K	001-40887	10.13	2/28/2024
10.13 #	Life Time Group Holdings, Inc. Non-Employee Director Compensation Policy, as amended				Filed herewith
10.14 #	Offer Letter, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.27	9/13/2021
10.15 †#	Employee Non-Competition Agreement, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.32	9/13/2021
10.16 #	Employment Agreement by and between Thomas E. Bergmann and Life Time Group Holdings, Inc., effective as October 12, 2021.	S-1	333-259495	10.28	9/13/2021
10.17 #	Agreement and General Release by and between Thomas E. Bergmann and Life Time Group Holdings, Inc., effective as of December 30, 2022.	10-K	001-40887	10.16	3/8/2023
10.18 #	Consulting Agreement by and between Thomas E. Bergmann and Life Time, Inc., effective as of December 30, 2022.	10-K	001-40887	10.17	3/8/2023
10.19 #	Employment Agreement by and between Eric J. Buss and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.29	9/13/2021
10.20 #	Employment Agreement by and between Jeffrey G. Zwiefel and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.30	9/13/2021
10.21 #	Agreement and General Release by and between Jeffrey G. Zwiefel and Life Time Group Holdings, Inc., effective as of December 31, 2023.	10-K	001-40887	10.22	2/28/2024

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.22 #	Consulting Agreement by and between Jeffrey G. Zwiefel and Life Time, Inc., effective as of December 31, 2023.	10-K	001-40887	10.23	2/28/2024
10.23 #	Employment Agreement by and between RJ Singh and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.31	9/13/2021
10.24 #	Employment Agreement by and between Parham Javaheri and Life Time Group Holdings, Inc., effective as of October 12, 2021.	10-Q	001-40887	10.1	5/11/2022
10.25 #	Employment Agreement by and between Robert Houghton and Life Time Group Holdings, Inc., effective as of August 28, 2022.	8-K	001-40887	10.1	8/29/2022
10.26 #	Separation Agreement and General Release by and between Robert Houghton and Life Time, Inc., effective as of January 5, 2024.	8-K	001-40887	10.1	12/26/2023
10.27	Form of Director and Officer Indemnification and Advancement Agreement.	S-1	333-259495	10.33	9/13/2021
10.28	Third Amended and Restated Stockholders Agreement, dated October 6, 2021, among the Company and certain of its stockholders.	8-K	001-40887	10.1	10/12/2021
10.29	Eleventh Amendment to the Credit Agreement, dated as of December 6, 2023, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	12/6/2023
10.30	Thirteenth Amendment to the Credit Agreement, dated as of September 20, 2024, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	9/23/2024
10.31	Fourteenth Amendment to the Credit Agreement, dated as of November 5, 2024, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	11/06/2024
19.1	Life Time Group Holdings, Inc. Insider Trading Compliance Policy and Procedures.				Filed herewith
21.1	Subsidiaries of the Registrant.				Filed herewith
23.1	Consent of Deloitte & Touche LLP.				Filed herewith
24.1	Power of Attorney (included in the signature page to the Annual Report).
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
97.1	Life Time Group Holdings, Inc. Executive Incentive Compensation Recovery Policy.	10-K	001-40887	97.1	2/28/2024

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
101. INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
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

Life Time Group Holdings, Inc.

Date: February 27, 2025	By:	/s/ Erik Weaver
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

Signature	Title	Date

/s/ Bahram Akradi	Founder, Chairman & Chief Executive Officer	February 27, 2025
Bahram Akradi	(Principal Executive Officer)

/s/ Erik Weaver	Executive Vice President & Chief Financial Officer	February 27, 2025
Erik Weaver	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jimena Almendares	Director	February 27, 2025
Jimena Almendares

/s/ Joel Alsfine	Director	February 27, 2025
Joel Alsfine

/s/ Donna Coallier	Director	February 27, 2025
Donna Coallier

/s/ Jonathan Coslet	Director	February 27, 2025
Jonathan Coslet

/s/ John G. Danhakl	Director	February 27, 2025
John G. Danhakl

/s/ J. Kristofer Galashan	Director	February 27, 2025
J. Kristofer Galashan

/s/ Paul Hackwell	Director	February 27, 2025
Paul Hackwell

/s/ David A. Landau	Director	February 27, 2025
David A. Landau

/s/ Stuart Lasher	Director	February 27, 2025
Stuart Lasher

/s/ Alejandro Santo Domingo	Director	February 27, 2025
Alejandro Santo Domingo

/s/ Andres Small	Director	February 27, 2025
Andres Small