Form 10-Q
period 2025-03-31
Life Time Group Holdings, Inc.
filed 2025-05-08
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 6, 2025, the registrant had 219,417,165 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$59,001	$10,879
Restricted cash and cash equivalents	18,470	16,999
Accounts receivable, net	24,672	25,087
Center operating supplies and inventories	62,484	60,266
Prepaid expenses and other current assets	57,991	52,826
Income tax receivable	1,190	4,918
Total current assets	223,808	170,975
Property and equipment, net	3,257,203	3,193,671
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,347,941	2,313,311
Intangible assets, net	171,520	171,643
Other assets	77,253	67,578
Total assets	$7,313,084	$7,152,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,148	$87,810
Construction accounts payable	95,310	101,551
Deferred revenue	63,005	58,252
Accrued expenses and other current liabilities	184,270	179,444
Current maturities of debt	22,732	22,584
Current maturities of operating lease liabilities	73,136	70,462
Total current liabilities	522,601	520,103
Long-term debt, net of current portion	1,498,106	1,513,157
Operating lease liabilities, net of current portion	2,418,758	2,381,094
Deferred income taxes, net	86,431	85,255
Other liabilities	52,717	42,578
Total liabilities	4,578,613	4,542,187
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 217,899 and 207,495 shares issued and outstanding, respectively.	2,179	2,075
Additional paid-in capital	3,089,455	3,041,645
Accumulated deficit	(344,431)	(420,573)
Accumulated other comprehensive loss	(12,732)	(12,797)
Total stockholders’ equity	2,734,471	2,610,350
Total liabilities and stockholders’ equity	$7,313,084	$7,152,537
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Center revenue	$685,654	$580,485
Other revenue	20,387	16,232
Total revenue	706,041	596,717
Operating expenses:
Center operations	370,987	321,900
Rent	81,165	72,282
General, administrative and marketing	57,847	48,853
Depreciation and amortization	70,919	65,903
Other operating expense	17,453	15,722
Total operating expenses	598,371	524,660
Income from operations	107,670	72,057
Other (expense) income:
Interest expense, net of interest income	(25,107)	(37,403)
Equity in (loss) earnings of affiliates	(16)	177
Total other expense	(25,123)	(37,226)
Income before income taxes	82,547	34,831
Provision for income taxes	6,405	9,914
Net income	$76,142	$24,917

Income per common share:
Basic	$0.36	$0.13
Diluted	$0.34	$0.12
Weighted-average common shares outstanding:
Basic	211,958	197,498
Diluted	223,619	202,756

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$76,142	$24,917
Foreign currency translation adjustments, net of tax of $0	65	(1,667)
Comprehensive income	$76,207	$23,250

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2024	207,495	$2,075	$3,041,645	$(420,573)	$(12,797)	$2,610,350
Net income	—	—	—	76,142	—	76,142
Other comprehensive income	—	—	—	—	65	65
Share-based compensation	—	—	10,276	—	—	10,276
Stock option exercises	8,844	88	27,792	—	—	27,880
Issuances of common stock in connection with the vesting of restricted stock units	1,110	11	(3,958)	—	—	(3,947)
Settlement of accrued compensation liabilities through the issuance of common stock	450	5	13,700	—	—	13,705
Balance at March 31, 2025	217,899	$2,179	$3,089,455	$(344,431)	$(12,732)	$2,734,471

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2023	196,671	$1,967	$2,835,883	$(576,813)	$(6,925)	$2,254,112
Net income	—	—	—	24,917	—	24,917
Other comprehensive loss	—	—	—	—	(1,667)	(1,667)
Share-based compensation	—	—	7,831	—	—	7,831
Stock option exercises	46	—	484	—	—	484
Issuances of common stock in connection with the vesting of restricted stock units	627	6	(882)	—	—	(876)
Settlement of accrued compensation liabilities through the issuance of common stock	1,447	15	18,043	—	—	18,058
Balance at March 31, 2024	198,791	$1,988	$2,861,359	$(551,896)	$(8,592)	$2,302,859

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$76,142	$24,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,919	65,903
Deferred income taxes	1,177	5,996
Share-based compensation	11,909	7,626
Non-cash rent expense	3,403	5,958
Impairment charges associated with long-lived assets	966	36
Loss on disposal of property and equipment, net	128	245
Amortization of debt discounts and issuance costs	906	2,003
Changes in operating assets and liabilities	17,926	(23,820)
Other	380	1,543
Net cash provided by operating activities	183,856	90,407
Cash flows from investing activities:
Capital expenditures	(142,482)	(156,801)
Other	839	(1,787)
Net cash used in investing activities	(141,643)	(158,588)
Cash flows from financing activities:
Repayments of debt	(5,559)	(54,117)
Proceeds from revolving credit facility	125,000	445,000
Repayments of revolving credit facility	(135,000)	(315,000)
Repayments of finance lease liabilities	(842)	(193)
Proceeds from stock option exercises	27,880	484
Other	(4,099)	(1,199)
Net cash provided by financing activities	7,380	74,975
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	—	(36)
Increase in cash and cash equivalents and restricted cash and cash equivalents	49,593	6,758
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	27,878	29,966
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$77,471	$36,724

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of March 31, 2025, we operated 180 centers in 31 states and one Canadian province.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by rules and regulations of the Securities and Exchange Commission (the “SEC”). While these statements reflect normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
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
2. Summary of Significant Accounting Policies
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
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued guidance to enhance transparency of income tax disclosures. The updated guidance requires additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We expect to adopt the accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2025. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
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
Fair Value Measurements on a Recurring Basis. We had no material remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2025 and 2024.
Financial Assets and Liabilities. At March 31, 2025 and December 31, 2024, the carrying value and fair value of our outstanding long-term debt was as follows:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,540,000	$1,531,259	$1,555,597	$1,551,222
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
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2025 and 2024.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Property held for sale	$2,471	$1,866
Construction contract receivables	7,302	8,513
Prepaid insurance	9,885	2,351
Prepaid commissions	6,984	6,476
Prepaid rent	5,010	3,927
Prepaid events	2,710	1,391
Prepaid professional services	2,672	329
Prepaid software licenses and maintenance	5,393	5,199
Prepaid payroll	—	11,883
Other	15,564	10,891
Prepaid expenses and other current assets	$57,991	$52,826
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Real estate taxes	$31,713	$34,779
Accrued interest	28,233	10,170
Payroll liabilities	35,655	44,347
Self-insurance accruals	30,231	29,437
Corporate accruals	35,628	35,653
Other	22,810	25,058
Accrued expenses and other current liabilities	$184,270	$179,444

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Three Months Ended March 31,
	2025	2024
Accounts receivable	$437	$732
Center operating supplies and inventories	(2,216)	(355)
Prepaid expenses and other current assets	(15,514)	(14,664)
Income tax receivable	3,728	2,349
Other assets	(511)	5
Accounts payable	(3,669)	(12,050)
Accrued expenses and other current liabilities	31,414	(4,192)
Deferred revenue	4,712	3,756
Other liabilities	(455)	599
Changes in operating assets and liabilities	$17,926	$(23,820)
Additional supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2025	2024
Net cash paid for income taxes, net of refunds received	$1,500	$1,546
Cash payments for interest, net of capitalized interest	6,366	35,826
Capitalized interest	2,529	2,739
Non-cash activities:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	53,580	—
Finance leases	11,585	324
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	2,364	187
Non-cash increase in financing obligations as a result of interest accretion	12	20
4. Property and Equipment
In January 2025, we entered into a purchase agreement to acquire existing health club and racquet facilities. The acquisition was consummated during April 2025 for a total purchase price of $59.7 million, of which $19.3 million was paid in cash, $39.7 million was paid through the issuance of unregistered shares of the Company’s common stock and $0.7 million represents liabilities we assumed. We will account for this transaction as an asset acquisition and allocate the entire purchase price to property and equipment. During the three months ended March 31, 2025, we paid $3.0 million in cash in connection with the acquisition, which is included in Capital expenditures in our consolidated statement of cash flows.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Membership dues and enrollment fees	$501,653	$425,411
In-center revenue	184,001	155,074
Total center revenue	685,654	580,485
Other revenue	20,387	16,232
Total revenue	$706,041	$596,717
The timing associated with the revenue we recognized during the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$612,517	$20,387	$632,904	$516,833	$16,232	$533,065
Goods and services transferred at a point in time	73,137	—	73,137	63,652	—	63,652
Total revenue	$685,654	$20,387	$706,041	$580,485	$16,232	$596,717
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, enrollment fees, membership dues and other in-center service offerings. Contract liabilities at March 31, 2025 and December 31, 2024 were $63.1 million and $58.4 million, respectively.
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at March 31, 2025 and December 31, 2024 was $63.0 million and $58.3 million, respectively, and consists primarily of prepaid Dynamic Personal Training, media and athletic events, enrollment fees, membership dues and other in-center service offerings.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at March 31, 2025 and December 31, 2024 were $0.1 million and $0.1 million, respectively, and consist primarily of deferred enrollment fees.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
6. Debt
Debt consisted of the following:

	March 31, 2025	December 31, 2024
Term Loan Facility, maturing November 2031	$997,500	$1,000,000
Revolving Credit Facility, maturing September 2029	—	10,000
6.000% Senior Secured Notes, maturing November 2031	500,000	500,000
Mortgage Notes, various maturities	38,806	41,865
Other debt	3,448	3,448
Fair value adjustment	246	284
Total debt	1,540,000	1,555,597
Less unamortized debt discounts and issuance costs	(19,162)	(19,856)
Total debt less unamortized debt discounts and issuance costs	1,520,838	1,535,741
Less current maturities	(22,732)	(22,584)
Long-term debt, less current maturities	$1,498,106	$1,513,157
Term Loan Facility
Borrowings under the Term Loan Facility during the three months ended March 31, 2025 bore interest at a rate per annum equal to Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.50%. Effective April 8, 2025, we entered into an interest rate swap agreement for our entire Term Loan Facility notional amount of $997.5 million, which converted the variable interest rate of our Term Loan Facility to a fixed interest rate of 3.409%, plus the applicable margin of 2.50% (subject to one ratings-based step down of 0.25%). We are required to make quarterly principal payments of 0.25% of the outstanding balance on the Term Loan Facility.
Revolving Credit Facility
At March 31, 2025, there were no outstanding borrowings under the $650.0 million Revolving Credit Facility, and there were $30.8 million of outstanding letters of credit, resulting in total revolver availability of $619.2 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable margin of 2.25% or base rate plus 1.25% (subject to one ratings-based step down of 0.25%).
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the three months ended March 31, 2025 was 7.07% and $10.8 million, respectively. The highest balance during that same period was $60.0 million.
Debt Covenants
We are required to comply with certain affirmative and restrictive covenants under our Term Loan Facility and Revolving Credit Facility (collectively, our “Credit Facilities”), 6.000% Senior Secured Notes and Mortgage Notes. We are also required to comply with a first lien net leverage ratio covenant under the Revolving Credit Facility, which requires us to maintain a first lien net leverage ratio, if 30.00% or more of the Revolving Credit Facility commitments are outstanding shortly after the end of any fiscal quarter (excluding all cash collateralized undrawn letters of credit and other undrawn letters of credit up to $90.0 million).
As of March 31, 2025, we were either in compliance in all material respects with the covenants or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at March 31, 2025 were as follows:

April 2025 through March 2026	$22,732
April 2026 through March 2027	20,755
April 2027 through March 2028	25,807
April 2028 through March 2029	10,189
April 2029 through March 2030	10,199
Thereafter	1,450,072
Total future maturities of long-term debt	$1,539,754
7. Stockholders’ Equity
Share-Based Compensation Expense
Share-based compensation expense for the three months ended March 31, 2025 was $11.9 million, of which $10.3 million and $1.6 million was associated with equity-classified awards and liability-classified awards, respectively.
Share-based compensation expense for the three months ended March 31, 2024 was $7.6 million, of which $7.8 million and $(0.2) million was associated with equity-classified awards and liability-classified awards, respectively.
Restricted Stock Units
During the three months ended March 31, 2025, the Company granted approximately 0.6 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 0.3 million were time-based vesting awards that vest in three ratable installments and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program, in each case subject to continuous employment from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.
Performance Stock Units
During the three months ended March 31, 2025, the Company granted approximately 0.3 million three-year performance stock unit awards under the 2021 Incentive Award Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. The performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period. We determine the grant date fair value of performance stock unit awards by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date.
Other Share-Based Payment Awards
2025 Short-Term Incentive Program
During the three months ended March 31, 2025, the Company adopted a short-term incentive compensation program for eligible team members who are not executive officers. Pursuant to this program, awards will be paid out in cash and/or through the issuance of fully-vested shares of the Company’s common stock in early 2026 if the Company’s performance exceeds the tranche one performance metric. As of March 31, 2025, we expect that all of these awards will be settled in fully-vested shares of the Company’s common stock. Accordingly, we are accounting for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the three months ended

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
March 31, 2025 is included in Accrued expenses and other current liabilities on our March 31, 2025 condensed consolidated balance sheet.
2024 Short-Term Incentive Program
In February 2025, our board of directors determined that our 2024 performance exceeded the tranche three performance metric under our 2024 short-term incentive compensation program and issued corresponding shares of common stock to our eligible employees. Effective as of the determination date, the $13.7 million then-outstanding liability we had recognized in connection with these liability-classified share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the three months ended March 31, 2025.
8. Income Per Share
For the three months ended March 31, 2025 and 2024, our potentially dilutive securities included stock options, restricted stock units, performance stock units and shares to be issued under our employee stock purchase plan.
The following table sets forth the calculation of basic and diluted income per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net income	$76,142	$24,917

Weighted-average common shares outstanding – basic	211,958	197,498
Dilutive effect of stock-based compensation awards	11,661	5,258
Weighted-average common shares outstanding – diluted	223,619	202,756

Income per common share – basic	$0.36	$0.13
Income per common share – diluted	$0.34	$0.12
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Stock options	37	6,849
Restricted stock units	2	354
Potential common shares excluded from the weighted average share calculations	39	7,203
9. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties have appealed from that judgment to the Minnesota Court of Appeals. The appeal has been briefed by the parties and is currently scheduled for oral argument on May 15, 2025. The Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
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
10. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from March 31, 2025 through the date the condensed consolidated financial statements were issued for material subsequent events. Except for the closing of an acquisition in April 2025, as disclosed in Note 4, Property and Equipment, and the interest rate swap agreement entered into in April 2025, as disclosed in Note 6, Debt, there have been no other events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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
The forward-looking statements contained in this discussion and analysis are based on management’s current beliefs and assumptions and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including risks relating to our business operations and competitive and economic environment, risks relating to our brand, risks relating to the growth of our business, risks relating to our technological operations, risks relating to our capital structure and lease obligations, risks relating to our human capital, risks relating to legal compliance and risk management and risks relating to ownership of our common stock and the other important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) and as such risk factors may be updated from time to time in our periodic filings with the SEC that are accessible on the SEC’s website at www.sec.gov. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed, and actual results may vary materially. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.
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

Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.5 million individual members, who together comprise more than 879,000 memberships, as of March 31, 2025. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes 180 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.
Our luxurious athletic country clubs total over 17 million of indoor square feet and approximately seven million of outdoor square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 43,000 Life Time team members, including over 10,800 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $844 for the three months ended March 31, 2025 as compared to $745 for the three months ended March 31, 2024. Total visits to our clubs were over 30 million for the three months ended March 31, 2025 as compared to 28 million for the three months ended March 31, 2024, and average visits per membership to our centers remained strong at 38 for the three months ended March 31, 2025.
We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our total Center revenue increased to $685.7 million for the three months ended March 31, 2025 as compared to $580.5 million for the three months ended March 31, 2024. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance, we benefit from capital expenditures already invested in our centers under construction and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of March 31, 2025, we had 28 centers open for less than three years and 13 new centers under construction, with significant growth capital expenditures already invested into these new centers that have yet to open. We are expanding the number of our centers using an asset-light model that targets increasingly affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase. We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner and we are targeting 10 to 12 new locations on average per year. We believe these combined dynamics create a strong tailwind for the continued growth of our total Center revenue.
We also continue to execute on several strategic initiatives that are driving revenue, engagement and memberships as we continue to elevate and broaden our member experiences and allow our members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. We launched a pilot location for our MIORA performance and longevity health offering in 2024 and we have now opened our second location with plans to expand these offerings to additional locations in 2025 and beyond. We have also been executing on enhanced offerings within our LifeCafe, LifeShop, LifeSpa and e-commerce, including our newly branded LTH nutritional products. Additionally, our digital platform is delivering a true omni-channel experience through our integrated digital app that is now available at no cost, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. In addition, our LifeShop digital health store offers a wide variety of equipment, wearables, apparel, beauty products and nutritional supplements. We are continuing to invest in our digital capabilities, including artificial intelligence, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences, also in close proximity to our athletic country clubs. As of March 31, 2025, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.
Macroeconomy
We continue to monitor the macroeconomic environment and its impact on our business, including with respect to tariffs, inflation, interest rates and labor, as well as a potential economic recession. There continues to be significant macroeconomic uncertainty in many markets around the world, including as a result of international trade policy and new or elevated tariffs, which have increased certain of our expenses and capital expenditures, but have not had a material impact on our business. We continue to analyze the potential impact of these events and any resulting downstream impacts, including higher inflation. Despite these headwinds, we have experienced growth in our revenue and expanded our operating margins. We will continue to monitor the macroeconomic environment and while any future uncertainty or volatility, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could adversely affect our business and results of operations, we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three months ended March 31, 2025 and 2024. The following information has been presented consistently for all periods presented.

	Three Months Ended
	March 31,
	2025	2024
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	826,374	802,010
On-hold memberships	53,377	51,062
Total memberships	879,751	853,072

Revenue Data
Membership dues and enrollment fees	73.2%	73.3%
In-center revenue	26.8%	26.7%
Total Center revenue	100.0%	100.0%

Membership dues and enrollment fees	$501,653	$425,411
In-center revenue	184,001	155,074
Total Center revenue	$685,654	$580,485

Average Center revenue per center membership (1)	$844	$745
Comparable center revenue (2)	12.9%	11.1%

Center Data
Net new center openings (3)	1	1
Total centers (end of period) (3)	180	172
Total center square footage (end of period) (4)	17,700,000	16,900,000

GAAP and Non-GAAP Financial Measures
Net income	$76,142	$24,917
Net income margin (5)	10.8%	4.2%
Adjusted net income (6)	$88,147	$30,525
Adjusted net income margin (6)	12.5%	5.1%
Adjusted EBITDA (7)	$191,588	$145,977
Adjusted EBITDA margin (7)	27.1%	24.5%
Center operations expense	$370,987	$321,900
Pre-opening expenses (8)	$1,373	$2,452
Rent	$81,165	$72,282
Non-cash rent expense (open properties) (9)	$2,295	$4,184
Non-cash rent expense (properties under development) (9)	$1,108	$1,774
Net cash provided by operating activities	$183,856	$90,407
Free cash flow (10)	$41,374	$(66,394)
(1)    We define Average Center revenue per center membership as Center revenue less On-hold revenue, divided by the average number of Center memberships for the period, where the average number of Center memberships for the period is an average derived from dividing the sum of the total Center memberships outstanding at the beginning of the period and at the end of each month during the period by one plus the number of months in each period.

(2)    We measure the results of our centers based on how long each center has been open as of the most recent measurement period. We include a center, for comparable center revenue purposes, beginning on the first day of the 13th full calendar month of the center’s operation, in order to assess the center’s growth rate after one year of operation.
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended March 31, 2025, we opened one center.
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
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net income	$76,142	$24,917
Share-based compensation expense (a)	11,909	7,626
Capital transaction costs (b)	920	—
Other (c)	186	214
Taxes (d)	(1,010)	(2,232)
Adjusted net income	$88,147	$30,525

Income per common share:
Basic	$0.36	$0.13
Diluted	$0.34	$0.12
Adjusted income per common share:
Basic	$0.42	$0.15
Diluted	$0.39	$0.15
Weighted-average common shares outstanding:
Basic	211,958	197,498
Diluted	223,619	202,756
(a)    Share-based compensation expense recognized during the three months ended March 31, 2025 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) and liability-classified awards related to our 2025 short-term incentive plan. Share-based compensation expense recognized during the three months ended March 31, 2024 was associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive plan.
(b)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature.
(c)    Includes (i) legal-related expenses in pursuit of our claim against Zurich of $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, and (ii) other immaterial transactions that are unusual or non-recurring in nature of $0.1 million for the three months ended March 31, 2025.
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
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net income	$76,142	$24,917
Interest expense, net of interest income	25,107	37,403
Provision for income taxes	6,405	9,914
Depreciation and amortization	70,919	65,903
Share-based compensation expense (a)	11,909	7,626
Capital transaction costs (b)	920	—
Other (c)	186	214
Adjusted EBITDA	$191,588	$145,977
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
The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net cash provided by operating activities	$183,856	$90,407
Capital expenditures, net of construction reimbursements	(142,482)	(156,801)
Free cash flow	$41,374	$(66,394)
Factors Affecting the Comparability of our Results of Operations
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 74% of our centers are now leased, including approximately 89% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.

Macroeconomic Trends
We have been monitoring the macroeconomic environment and its impact on our business, including with respect to tariffs, inflation, interest rates and labor, as well as a potential economic recession. See “—Overview—Macroeconomy” for additional information.
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
More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in such Annual Report on Form 10-K.

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
			As a Percentage of Total Revenue
	2025	2024	2025	2024
Revenue:
Center revenue	$685,654	$580,485	97.1%	97.3%
Other revenue	20,387	16,232	2.9%	2.7%
Total revenue	706,041	596,717	100.0%	100.0%
Operating expenses:
Center operations	370,987	321,900	52.5%	53.9%
Rent	81,165	72,282	11.5%	12.1%
General, administrative and marketing	57,847	48,853	8.2%	8.2%
Depreciation and amortization	70,919	65,903	10.0%	11.0%
Other operating expense	17,453	15,722	2.5%	2.6%
Total operating expenses	598,371	524,660	84.7%	87.8%
Income from operations	107,670	72,057	15.3%	12.2%
Other (expense) income:
Interest expense, net of interest income	(25,107)	(37,403)	(3.6)%	(6.3)%
Equity in (loss) earnings of affiliates	(16)	177	—%	—%
Total other expense	(25,123)	(37,226)	(3.6)%	(6.3)%
Income before income taxes	82,547	34,831	11.7%	5.9%
Provision for income taxes	6,405	9,914	0.9%	1.7%
Net income	$76,142	$24,917	10.8%	4.2%
Total revenue. The $109.3 million increase in Total revenue for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to continued strong growth in membership dues and in-center revenue, including higher average dues as a result of pricing actions already completed and higher rack rates at newer centers, membership growth in our new and ramping centers and higher member utilization of our in-center offerings.
With respect to the $105.2 million increase in Center revenue for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:
•72.5% was from membership dues and enrollment fees, which increased $76.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase reflects the improvement in our Center memberships, which increased to 826,374 as of March 31, 2025 from 802,010 as of March 31, 2024, as well as higher average monthly dues per Center membership during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024; and
•27.5% was from in-center revenue, which increased $28.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
The $4.2 million increase in Other revenue for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by the improved performance of our media and events business and Life Time Work locations.

Center operations expenses. The $49.1 million increase in Center operations expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to operating costs related to our new and ramping centers as well as costs to support growth in memberships and in-center business revenue.
Rent expense. The $8.9 million increase in Rent expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by the timing of sale-leaseback transactions during the prior year, the timing of taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $9.0 million increase in General, administrative and marketing expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to the timing of share-based compensation and benefit-related expenses, increases in center support overhead to enhance and broaden our member services and experiences, information technology costs and costs attributable to the secondary offering of common stock completed in February 2025.
Depreciation and amortization expenses. The $5.0 million increase in Depreciation and amortization expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to new center openings.
Other operating expense. The $1.7 million increase in Other operating expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to increased costs to support Other revenue growth.
Interest expense, net of interest income. The $12.3 million decrease in Interest expense, net of interest income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by lower average levels of outstanding borrowings and a slightly lower interest rate during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Provision for income taxes. The $3.5 million decrease in provision for income taxes for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by the excess tax deduction associated with stock option exercises, partially offset by an increase in earnings before taxes. The effective tax rate was 7.8% and 28.5% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended March 31, 2025 is lower than our statutory rate of 21% and is primarily due to the excess tax deduction associated with stock option exercises, partially offset by the state income tax provisions and deductibility limitations associated with executive compensation.
Net income. As a result of the factors described above, net income was $76.1 million for the three months ended March 31, 2025 as compared to $24.9 million for the three months ended March 31, 2024.
Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the acquisition and development of new centers, lease requirements and debt service, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated equipment and member experiences. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility, construction reimbursements and through sale-leaseback transactions. Additionally, we benefit from our in-house architecture, design and construction expertise that allows us to create operationally efficient centers and control the pace of capital expenditures, including in determining when to begin construction on a new athletic country club.
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
As of March 31, 2025, there were no outstanding borrowings under our Revolving Credit Facility and there were $30.8 million of outstanding letters of credit, resulting in total availability under our $650.0 million Revolving Credit Facility of $619.2 million. Total cash and cash equivalents at March 31, 2025 was $59.0 million, resulting in total cash and availability under our Revolving Credit Facility of $678.2 million.
The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$183,856	$90,407
Net cash used in investing activities	(141,643)	(158,588)
Net cash provided by financing activities	7,380	74,975
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	—	(36)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$49,593	$6,758
Operating Activities
The $93.4 million increase in net cash provided by operating activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily the result of increased business performance and profitability and timing of cash interest payments.
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
The $16.9 million decrease in net cash used in investing activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by a $14.3 million decrease in capital expenditures.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Growth capital expenditures (1)	$93,483	$105,225
Maintenance capital expenditures (2)	29,403	39,479
Modernization and technology capital expenditures (3)	19,596	12,097
Total capital expenditures	$142,482	$156,801
(1)    Consist of new center land and construction, initial major remodels of acquired centers, major remodels of existing centers that expand existing square footage, asset acquisitions including the purchase of previously leased centers and other growth initiatives.
(2)    Consist of general maintenance of existing centers.
(3)    Consist of modernization of existing centers and technology.
The decrease in total capital expenditures for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by the timing and type of new center construction activity and maintenance expenditures, slightly offset by higher modernization and technology expenditures during the three months ended March 31, 2025 for center remodels, fitness floor reconfigurations and digital and artificial intelligence initiatives.

Financing Activities
The $67.6 million decrease in net cash provided by financing activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by higher net repayments under our Revolving Credit Facility, offset by lower payments of mortgage notes and higher proceeds from stock option exercises.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At March 31, 2025, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At March 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility and $30.8 million of outstanding letters of credit, resulting in total revolver availability of $619.2 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus 2.25% or base rate plus 1.25% (subject to one ratings-based step down of 0.25%).
Until April 8, 2025, our Term Loan Facility bore interest at a rate per annum of SOFR plus an applicable margin of 2.50% and had an outstanding balance of $997.5 million at March 31, 2025. Effective April 8, 2025, we entered into an interest rate swap agreement for our entire Term Loan Facility notional amount of $997.5 million, which converted the variable interest rate of our Term Loan Facility to a fixed interest rate of 3.409%, plus the applicable margin of 2.50% (subject to one ratings-based step down of 0.25%).
Assuming no prepayments of the Term Loan Facility and that the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $16.5 million change in annual interest expense on the indebtedness under the Credit Facilities as of March 31, 2025.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Effective March 4, 2025, Eric Buss, the Company’s Executive Vice President and Chief Administrative Officer, and Ritadhwaja Jebens (RJ) Singh, the Company’s Executive Vice President and Chief Digital Officer, terminated their respective Rule 10b5-1 trading plans that they had adopted on December 12, 2024 and September 10, 2024, respectively. Messrs. Buss and Singh terminated their respective trading plans in connection with a lock-up agreement they each signed effective as of February 27, 2025 with J.P. Morgan Securities LLC and BofA Securities, Inc., pursuant to which they agreed to not sell any shares of the Company’s common stock for 60 days following such date, subject to certain exceptions.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1	Life Time Group Holdings, Inc. Non-Employee Director Compensation Policy, as amended.	10-K	001-40887	10.13	2/27/2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: May 8, 2025	By:	/s/ Erik Weaver
Erik Weaver
Executive Vice President & Chief Financial Officer