Form 10-Q
period 2025-06-30
Life Time Group Holdings, Inc.
filed 2025-08-05
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2025, the registrant had 219,996,102 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$175,509	$10,879
Restricted cash and cash equivalents	20,740	16,999
Accounts receivable, net	25,933	25,087
Center operating supplies and inventories	66,164	60,266
Prepaid expenses and other current assets	64,948	52,826
Income tax receivable	14,729	4,918
Total current assets	368,023	170,975
Property and equipment, net	3,323,067	3,193,671
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,416,320	2,313,311
Intangible assets, net	171,241	171,643
Other assets	86,197	67,578
Total assets	$7,600,207	$7,152,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,380	$87,810
Construction accounts payable	121,509	101,551
Deferred revenue	60,861	58,252
Accrued expenses and other current liabilities	197,660	179,444
Current maturities of debt	22,873	22,584
Current maturities of operating lease liabilities	75,375	70,462
Total current liabilities	568,658	520,103
Long-term debt, net of current portion	1,493,038	1,513,157
Operating lease liabilities, net of current portion	2,494,655	2,381,094
Deferred income taxes, net	105,363	85,255
Other liabilities	69,250	42,578
Total liabilities	4,730,964	4,542,187
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 219,902 and 207,495 shares issued and outstanding, respectively.	2,199	2,075
Additional paid-in capital	3,148,712	3,041,645
Accumulated deficit	(272,329)	(420,573)
Accumulated other comprehensive loss	(9,339)	(12,797)
Total stockholders’ equity	2,869,243	2,610,350
Total liabilities and stockholders’ equity	$7,600,207	$7,152,537
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Center revenue	$735,865	$645,007	$1,421,519	$1,225,492
Other revenue	25,604	22,754	45,991	38,986
Total revenue	761,469	667,761	1,467,510	1,264,478
Operating expenses:
Center operations	403,925	355,510	774,912	677,410
Rent	83,190	74,947	164,355	147,229
General, administrative and marketing	61,674	53,246	119,521	102,099
Depreciation and amortization	72,988	69,714	143,907	135,617
Other operating expense	31,243	9,588	48,696	25,310
Total operating expenses	653,020	563,005	1,251,391	1,087,665
Income from operations	108,449	104,756	216,119	176,813
Other (expense) income:
Interest expense, net of interest income	(21,784)	(37,669)	(46,891)	(75,072)
Equity in earnings (loss) of affiliates	37	(464)	21	(287)
Other income	12,873	—	12,873	—
Total other expense	(8,874)	(38,133)	(33,997)	(75,359)
Income before income taxes	99,575	66,623	182,122	101,454
Provision for income taxes	27,473	13,818	33,878	23,732
Net income	$72,102	$52,805	$148,244	$77,722

Income per common share:
Basic	$0.33	$0.27	$0.69	$0.39
Diluted	$0.32	$0.26	$0.66	$0.38
Weighted-average common shares outstanding:
Basic	219,286	198,903	215,642	198,200
Diluted	225,511	206,044	224,585	204,851

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$72,102	$52,805	$148,244	$77,722
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	3,912	(649)	3,977	(2,316)
Derivative instruments:
Unrealized gain, net of tax of $384, $0, $384 and $0, respectively	997	—	997	—
Realized gain reclassified from accumulated other comprehensive loss to earnings, net of tax of $(584), $0, $(584) and $0, respectively	(1,516)	—	(1,516)	—
Other comprehensive income (loss)	3,393	(649)	3,458	(2,316)
Comprehensive income	$75,495	$52,156	$151,702	$75,406

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2025	217,899	$2,179	$3,089,455	$(344,431)	$(12,732)	$2,734,471
Net income	—	—	—	72,102	—	72,102
Other comprehensive income	—	—	—	—	3,393	3,393
Share-based compensation	—	—	11,896	—	—	11,896
Stock option exercises	468	5	5,981	—	—	5,986
Issuances of common stock in connection with the vesting of restricted stock units	91	1	(265)	—	—	(264)
Issuances of common stock in connection with the employee stock purchase plan	87	1	1,874	—	—	1,875
Issuance of common stock in connection with an asset acquisition	1,355	13	39,717	—	—	39,730
Settlement of accrued compensation liabilities through the issuance of common stock	2	—	54	—	—	54
Balance at June 30, 2025	219,902	$2,199	$3,148,712	$(272,329)	$(9,339)	$2,869,243

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2024	207,495	$2,075	$3,041,645	$(420,573)	$(12,797)	$2,610,350
Net income	—	—	—	148,244	—	148,244
Other comprehensive income	—	—	—	—	3,458	3,458
Share-based compensation	—	—	22,172	—	—	22,172
Stock option exercises	9,312	93	33,773	—	—	33,866
Issuances of common stock in connection with the vesting of restricted stock units	1,201	12	(4,223)	—	—	(4,211)
Issuances of common stock in connection with the employee stock purchase plan	87	1	1,874	—	—	1,875
Issuance of common stock in connection with an asset acquisition	1,355	13	39,717	—	—	39,730
Settlement of accrued compensation liabilities through the issuance of common stock	452	5	13,754	—	—	13,759
Balance at June 30, 2025	219,902	$2,199	$3,148,712	$(272,329)	$(9,339)	$2,869,243

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2024	198,791	$1,988	$2,861,359	$(551,896)	$(8,592)	$2,302,859
Net income	—	—	—	52,805	—	52,805
Other comprehensive loss	—	—	—	—	(649)	(649)
Share-based compensation	—	—	10,120	—	—	10,120
Stock option exercises	98	1	1,005	—	—	1,006
Issuances of common stock in connection with the vesting of restricted stock units	60	—	(106)	—	—	(106)
Issuances of common stock in connection with the employee stock purchase plan	103	1	1,461	—	—	1,462
Balance at June 30, 2024	199,052	$1,990	$2,873,839	$(499,091)	$(9,241)	$2,367,497

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2023	196,671	$1,967	$2,835,883	$(576,813)	$(6,925)	$2,254,112
Net income	—	—	—	77,722	—	77,722
Other comprehensive loss	—	—	—	—	(2,316)	(2,316)
Share-based compensation	—	—	17,951	—	—	17,951
Stock option exercises	145	1	1,489	—	—	1,490
Issuances of common stock in connection with the vesting of restricted stock units	686	6	(988)	—	—	(982)
Issuances of common stock in connection with the employee stock purchase plan	103	1	1,461	—	—	1,462
Settlement of accrued compensation liabilities through the issuance of common stock	1,447	15	18,043	—	—	18,058
Balance at June 30, 2024	199,052	$1,990	$2,873,839	$(499,091)	$(9,241)	$2,367,497

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$148,244	$77,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,907	135,617
Deferred income taxes	19,493	12,505
Share-based compensation	28,288	18,698
Non-cash rent expense	13,063	13,650
Impairment charges associated with long-lived assets	1,177	1,420
Loss (gain) on disposal of property and equipment, net	12,623	(11,067)
Amortization of debt discounts and issuance costs	1,812	4,006
Changes in operating assets and liabilities	12,100	5,642
Other	(1,153)	2,637
Net cash provided by operating activities	379,554	260,830
Cash flows from investing activities:
Capital expenditures	(364,486)	(301,107)
Proceeds from sale-leaseback transactions	138,771	142,671
Proceeds from the sale of land	—	6,328
Other	(4,936)	(2,173)
Net cash used in investing activities	(230,651)	(154,281)
Cash flows from financing activities:
Repayments of debt	(11,164)	(67,647)
Proceeds from revolving credit facility	220,000	670,000
Repayments of revolving credit facility	(230,000)	(695,000)
Repayments of finance lease liabilities	(1,221)	(403)
Proceeds from financing obligations	10,300	4,300
Proceeds from stock option exercises	33,866	1,490
Proceeds from issuances of common stock in connection with the employee stock purchase plan	1,875	1,462
Other	(4,365)	(1,304)
Net cash provided by (used in) financing activities	19,291	(87,102)
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	177	(55)
Increase in cash and cash equivalents and restricted cash and cash equivalents	168,371	19,392
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	27,878	29,966
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$196,249	$49,358

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of June 30, 2025, we operated 184 centers in 31 states and one Canadian province.
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
Fair Value Measurements on a Recurring Basis. As of June 30, 2025 and December 31, 2024, assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps (1)	$—	$4,771	$—	$4,771
Cash surrender value of life insurance policies (2)	—	16,780	—	16,780
Total assets	$—	$21,551	$—	$21,551
Liabilities:
Interest rate swaps (1)	$—	$4,862	$—	$4,862
Deferred compensation (3)	14,608	—	—	14,608
Total liabilities	$14,608	$4,862	$—	$19,470

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash surrender value of life insurance policies (2)	$—	$15,979	$—	$15,979
Liabilities:
Deferred compensation (3)	$13,575	$—	$—	$13,575
(1)    Interest rate swaps are valued using pricing models that incorporate market interest rate curves that are observable at commonly quoted intervals for the full term of the swaps.
(2)    The life insurance policies are valued based on the underlying investment assets, which are priced using observable market data.
(3)    Deferred compensation liabilities are valued based on the quoted market prices associated with the underlying assumed investments that have been selected by the plan participants.
For more information regarding our interest rate swaps, see Note 6, Derivative Instruments and Hedging Activities.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Long-term debt. At June 30, 2025 and December 31, 2024, the carrying value and fair value of our outstanding long-term debt was as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,534,356	$1,544,350	$1,555,597	$1,551,222
(1) Excludes unamortized debt discounts and issuance costs.
The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 7, Debt.
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three and six months ended June 30, 2025 and 2024.
Employee Retention Credits
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, provided for refundable payroll tax credits for employee retention, or employee retention credits. During the three and six months ended June 30, 2025, the Company received $12.9 million in net cash proceeds from these employee retention credits, including interest income and net of fees and expenses. These credits were recognized in the period in which the cash was received as Other Income in our condensed consolidated statements of operations.
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Property held for sale	$2,471	$1,866
Construction contract receivables	12,784	8,513
Interest rate swap assets	4,771	—
Prepaid insurance	6,465	2,351
Prepaid commissions	7,030	6,476
Prepaid rent	4,884	3,927
Prepaid software licenses and maintenance	12,262	5,199
Prepaid payroll	—	11,883
Other	14,281	12,611
Prepaid expenses and other current assets	$64,948	$52,826

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Real estate taxes	$36,060	$34,779
Accrued interest	19,701	10,170
Payroll liabilities	44,205	44,347
Self-insurance accruals	31,914	29,437
Corporate accruals	40,788	35,653
Other	24,992	25,058
Accrued expenses and other current liabilities	$197,660	$179,444
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Six Months Ended June 30,
	2025	2024
Accounts receivable	$(926)	$(1,802)
Center operating supplies and inventories	(5,860)	(1,761)
Prepaid expenses and other current assets	(18,865)	(8,630)
Income tax receivable	(9,812)	1,947
Other assets	(200)	10
Accounts payable	4,759	(2,875)
Accrued expenses and other current liabilities	41,302	16,014
Deferred revenue	2,536	2,259
Other liabilities	(834)	480
Changes in operating assets and liabilities	$12,100	$5,642
Additional supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2025	2024
Net cash paid for income taxes, net of refunds received	$24,162	$9,235
Net cash paid for interest (including cash settlements associated with interest rate swaps), net of capitalized interest	36,716	69,984
Capitalized interest	6,402	3,962
Non-cash activities:
Common stock issuance in connection with an asset acquisition	39,730	—
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	139,351	128,486
Finance leases	10,395	705
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	5,416	4,631
Non-cash increase in financing obligations as a result of interest accretion	96	70

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4. Property and Equipment
In January 2025, we entered into a purchase agreement to acquire existing health club and racquet facilities. The acquisition was consummated during April 2025 for a total purchase price of $59.7 million, of which $19.3 million was paid in cash, $39.7 million was paid through the issuance of unregistered shares of the Company’s common stock and $0.7 million represents liabilities we assumed. We accounted for this transaction as an asset acquisition and allocated the entire purchase price to property and equipment. Accordingly, the $19.3 million we paid in cash in connection with this acquisition during the six months ended June 30, 2025 is included in Capital expenditures in our consolidated statement of cash flows.
5. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Membership dues and enrollment fees	$527,309	$462,696	$1,028,962	$888,107
In-center revenue	208,556	182,311	392,557	337,385
Total center revenue	735,865	645,007	1,421,519	1,225,492
Other revenue	25,604	22,754	45,991	38,986
Total revenue	$761,469	$667,761	$1,467,510	$1,264,478
The timing associated with the revenue we recognized during the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$651,288	$25,604	$676,892	$567,920	$22,754	$590,674
Goods and services transferred at a point in time	84,577	—	84,577	77,087	—	77,087
Total revenue	$735,865	$25,604	$761,469	$645,007	$22,754	$667,761
The timing associated with the revenue we recognized during the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$1,263,805	$45,991	$1,309,796	$1,084,753	$38,986	$1,123,739
Goods and services transferred at a point in time	157,714	—	157,714	140,739	—	140,739
Total revenue	$1,421,519	$45,991	$1,467,510	$1,225,492	$38,986	$1,264,478
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, other in-center service offerings, enrollment fees and membership dues. Contract liabilities at June 30, 2025 and December 31, 2024 were $61.0 million and $58.4 million, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at June 30, 2025 and December 31, 2024 was $60.9 million and $58.3 million, respectively, and consists primarily of prepaid Dynamic Personal Training, media and athletic events, other in-center service offerings, enrollment fees and membership dues.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at June 30, 2025 and December 31, 2024 were $0.1 million and $0.1 million, respectively, and consist primarily of deferred enrollment fees.
During the six months ended June 30, 2025 and 2024, $41.0 million and $32.7 million of revenue was recognized that had been included in the contract liabilities balance at December 31, 2024 and 2023, respectively.
6. Derivative Instruments and Hedging Activities
We are exposed to interest rate risk on our variable rate debt (see Note 7, Debt). As a result, we utilize derivative instruments from time to time, including interest rate swap agreements, to manage our exposure. We only hold derivative instruments for economic hedging purposes, not for speculative or trading purposes. Derivative instruments expose us to credit risk to the extent that the counterparties are unable to meet the terms of the arrangements. To minimize our exposure to such credit risk, we transact only with highly-rated banks and financial institutions.
For each derivative instrument that qualifies for and is designated as a cash flow hedge of interest rate risk, the unrealized gain or loss associated with changes in the fair value of the instrument is initially recognized as a component of accumulated other comprehensive loss (“AOCL”) on our condensed consolidated balance sheet. This gain or loss is subsequently reclassified into earnings in the same period that the forecasted hedged transaction affects earnings.
We assess hedge effectiveness using the dollar-offset method on a cumulative basis at inception and on an ongoing basis. We would prospectively discontinue hedge accounting for a cash flow hedge derivative instrument if and when the applicable criteria are no longer met, the instrument expires, is sold, terminated or exercised or we remove the hedge designation. In that circumstance, the net unrealized gain or loss that is then recognized in AOCL would be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings, unless the forecasted transaction is no longer probable in which case the net gain or loss would be reclassified into earnings immediately.
Interest Rate Swaps
During the three months ended June 30, 2025, we entered into receive-variable, pay-fixed interest rate swap agreements with five high-quality institutional banks, each of which had an effective date of April 8, 2025 and is set to expire on April 5, 2028. On the effective date, the initial aggregate notional amount associated with these interest rate swaps was $997.5 million, the then-outstanding variable rate borrowings under our Term Loan Facility. The aggregate notional amount associated with these interest rate swaps decreases over time in a manner that is closely aligned with the timing and amount of scheduled principal payments due with respect to the outstanding borrowings under our Term Loan Facility. At June 30, 2025, the aggregate notional amount associated with these interest rate swaps was $995.0 million. Pursuant to these interest rate swaps, we make fixed interest payments at 3.409% in exchange for receiving variable interest payments based on SOFR.
Because the fair value of interest rate swap arrangements is derived from market-based rates, they are classified as derivative financial instruments. We recognize all of our interest rate swap assets and liabilities at fair value (see “Fair Value Measurements” within Note 2, Summary of Significant Accounting Policies).
Each of our interest rate swaps qualifies for and has been designated as a cash flow hedge. As of June 30, 2025, we have determined that each of our interest rate swaps is highly effective in achieving offsetting changes in the fair value of the expected future variable cash flows associated with the outstanding borrowings under our Term Loan Facility. Accordingly, unrealized gains or losses associated with changes in the fair value of our interest rate swaps are recognized as a component of AOCL on our condensed consolidated balance sheets. Realized gains or losses associated with the monthly cash settlements we receive or pay, respectively, in connection with our interest rate swaps are reclassified out of AOCL and recognized in Interest expense, net of interest income in our condensed consolidated statements of operations in the same period during which interest expense associated with the hedged variable interest rate payments is recognized.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The monthly cash settlements we receive or pay in connection with these interest rate swaps are reported within operating activities in our condensed consolidated statements of cash flows.
The fair value of our outstanding designated interest rate swap assets and liabilities is reported in our condensed consolidated balance sheet as follows:

	June 30, 2025	Classification on Condensed Consolidated Balance Sheet
Interest rate swap assets	$4,771	Prepaid expenses and other current assets

Interest rate swap liabilities	$4,862	Other liabilities
The unrealized gain (loss) associated with our interest rate swaps that was recognized in AOCL, as well as the realized gain that was reclassified out of AOCL to earnings, during the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Affected Line Item on Condensed Consolidated Statements of Operations
Balance in AOCL at March 31, 2025 and December 31, 2024, respectively	$—	$—
Unrealized gain:
Pretax unrealized gain (effective portion)	1,381	1,381
Less: Tax expense	(384)	(384)
Unrealized gain, net of tax (effective portion)	997	997
Realized gain reclassified to earnings:
Pretax realized gain reclassified to earnings (effective portion)	(2,100)	(2,100)	Interest expense, net of interest income
Less: Tax expense	584	584	Provision for income taxes
Realized gain reclassified to earnings, net of tax (effective portion)	(1,516)	(1,516)
Balance in AOCL at June 30, 2025	$(519)	$(519)
At June 30, 2025, we expect approximately $2.9 million of after-tax realized gain on interest rate swaps to be reclassified out of AOCL to earnings within the next 12 months. The remaining maturity of our interest rate swaps at June 30, 2025 was 2.8 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
7. Debt
Debt consisted of the following:

	June 30, 2025	December 31, 2024
Term Loan Facility, maturing November 2031	$995,000	$1,000,000
Revolving Credit Facility, maturing September 2029	—	10,000
6.000% Senior Secured Notes, maturing November 2031	500,000	500,000
Mortgage Notes, various maturities	35,713	41,865
Other debt	3,436	3,448
Fair value adjustment	207	284
Total debt	1,534,356	1,555,597
Less unamortized debt discounts and issuance costs	(18,445)	(19,856)
Total debt less unamortized debt discounts and issuance costs	1,515,911	1,535,741
Less current maturities	(22,873)	(22,584)
Long-term debt, less current maturities	$1,493,038	$1,513,157
Term Loan Facility
The variable rate interest payments on our Term Loan Facility are hedged by our interest rate swaps. Pursuant to these interest rate swaps, we effectively pay fixed interest on our outstanding Term Loan Facility borrowings at 3.409%, plus an applicable margin. With the upgrade of our issuer credit rating by S&P Global Ratings on June 18, 2025, our applicable margin was reduced by 0.25% to 2.25% effective on June 19, 2025. As a result, the effective fixed interest rate associated with our outstanding Term Loan Facility borrowings at June 30, 2025 was 5.659%. We are required to make quarterly principal payments of 0.25% of the outstanding balance on the Term Loan Facility. See Note 6, Derivative Instruments and Hedging Activities for more information regarding our interest rate swaps.
Revolving Credit Facility
At June 30, 2025, there were no outstanding borrowings under our $650.0 million Revolving Credit Facility, and there were $31.5 million of outstanding letters of credit, resulting in total revolver availability of $618.5 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable margin of 2.00% or base rate plus 1.00% (after the ratings-based step down of 0.25% effective June 19, 2025).
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the six months ended June 30, 2025 was 7.32% and $7.6 million, respectively. The highest balance during that same period was $60.0 million.
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
As of June 30, 2025, we were either in compliance in all material respects with the covenants or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at June 30, 2025 were as follows:

July 2025 through June 2026	$22,873
July 2026 through June 2027	31,824
July 2027 through June 2028	11,504
July 2028 through June 2029	10,189
July 2029 through June 2030	10,199
Thereafter	1,447,560
Total future maturities of long-term debt	$1,534,149
8. Leases
Sale-Leaseback Transactions with Unrelated Third Parties
During the six months ended June 30, 2025, we entered into and consummated a sale-leaseback transaction with one unrelated third party. Under this transaction, we sold three properties with a combined net book value of $151.3 million for $150.0 million of gross cash proceeds, which were reduced by transaction costs of $0.9 million, for net cash proceeds of $149.1 million. The estimated fair value of the properties sold was $139.7 million. Accordingly, the aggregate cash sales price associated with this transaction was decreased by $10.3 million, which resulted in the recognition of a loss of $12.5 million on this transaction. This loss is included in Other operating expense in our condensed consolidated statement of operations. The entire aggregate off-market adjustment of $10.3 million was associated with the sales price being greater than the fair value of the properties sold, which was recognized as a reduction to the aggregate sales price and as financing obligations separate from the related operating lease liabilities. Proceeds from the financing obligations are reported within financing activities on our condensed consolidated statement of cash flows.
Right-of-use assets and lease liabilities recognized in connection with this sale-leaseback transaction were $77.1 million and $76.1 million, respectively.
9. Stockholders’ Equity
Share-Based Compensation Expense
Share-based compensation expense for the three months ended June 30, 2025 was $16.4 million, of which $11.9 million and $4.5 million was associated with equity-classified awards and liability-classified awards, respectively. Share-based compensation expense for the six months ended June 30, 2025 was $28.3 million, of which $22.2 million and $6.1 million was associated with equity-classified awards and liability-classified awards, respectively.
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
Restricted Stock Units
During the six months ended June 30, 2025, the Company granted approximately 1.2 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 0.9 million were time-based vesting awards that vest in ratable installments ranging from one to three years and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program, in each case subject to continuous employment from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Performance Stock Units
During the six months ended June 30, 2025, the Company granted approximately 0.3 million three-year performance stock unit awards under the 2021 Incentive Award Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. The performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period. We determine the grant date fair value of performance stock unit awards by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date.
Other Share-Based Payment Awards
2025 Short-Term Incentive Program
During the six months ended June 30, 2025, the Company adopted a short-term incentive compensation program for eligible team members who are not executive officers. Pursuant to this program, awards will be paid out in cash and/or through the issuance of fully-vested shares of the Company’s common stock in early 2026 if the Company’s performance exceeds the tranche one performance metric. As of June 30, 2025, we expect that all of these awards will be settled in fully-vested shares of the Company’s common stock. Accordingly, we are accounting for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the six months ended June 30, 2025 is included in Accrued expenses and other current liabilities on our June 30, 2025 condensed consolidated balance sheet.
2024 Short-Term Incentive Program
In February 2025, our board of directors determined that our 2024 performance exceeded the tranche three performance metric under our 2024 short-term incentive compensation program and issued corresponding shares of common stock to our eligible employees. Effective as of the determination date, the $13.8 million then-outstanding liability we had recognized in connection with these liability-classified share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the six months ended June 30, 2025.
Accumulated Other Comprehensive Loss
Changes in the AOCL balances for the three and six months ended June 30, 2025 were as follows (all amounts are reported net of tax):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total
AOCL balance at March 31, 2025 and December 31, 2024, respectively	$(12,732)	$—	$(12,732)	$(12,797)	$—	$(12,797)
Other comprehensive income before reclassifications	3,912	997	4,909	3,977	997	4,974
Amounts reclassified from AOCL to earnings	—	(1,516)	(1,516)	—	(1,516)	(1,516)
AOCL balance at June 30, 2025	$(8,820)	$(519)	$(9,339)	$(8,820)	$(519)	$(9,339)
Changes in AOCL balances for the three and six months ended June 30, 2024 were related to foreign currency translation adjustments only.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
10. Income Per Share
For the three and six months ended June 30, 2025 and 2024, our potentially dilutive securities included stock options, restricted stock units, performance stock units and shares to be issued under our employee stock purchase plan.
The following table sets forth the calculation of basic and diluted income per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$72,102	$52,805	$148,244	$77,722

Weighted-average common shares outstanding – basic	219,286	198,903	215,642	198,200
Dilutive effect of stock-based compensation awards	6,225	7,141	8,943	6,651
Weighted-average common shares outstanding – diluted	225,511	206,044	224,585	204,851

Income per common share – basic	$0.33	$0.27	$0.69	$0.39
Income per common share – diluted	$0.32	$0.26	$0.66	$0.38
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	10	5,843	10	5,843
Restricted stock units	355	382	355	382
Potential common shares excluded from the weighted average share calculations	365	6,225	365	6,225
11. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties have appealed from that judgment to the Minnesota Court of Appeals. The appeal has been briefed by the parties and oral arguments were held on May 15, 2025. The Action is subject to many uncertainties, and the outcome of the matter is not predictable with any assurance.
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
12. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from June 30, 2025 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.6 million individual members, who together comprise more than 898,000 memberships, as of June 30, 2025. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes 184 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.

Our luxurious athletic country clubs total nearly 18 million of indoor square feet and over seven million of outdoor square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 49,000 Life Time team members, including over 10,800 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $1,733 for the six months ended June 30, 2025 as compared to $1,541 for the six months ended June 30, 2024. Total visits to our clubs were over 62 million for the six months ended June 30, 2025 as compared to 57 million for the six months ended June 30, 2024, and average visits per membership to our centers remained strong at 76 for the six months ended June 30, 2025.
We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our total Center revenue increased to $1,421.5 million for the six months ended June 30, 2025 as compared to $1,225.5 million for the six months ended June 30, 2024. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance, we benefit from capital expenditures already invested in our centers under construction and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of June 30, 2025, we had 32 centers open for less than three years and 16 new centers under construction, with significant growth capital expenditures already invested into these new centers that have yet to open. We are expanding the number of our centers using an asset-light model that targets affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase. We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner. We are targeting 10 to 12 new locations on average per year but we are targeting 12 to 14 new club openings in 2026, which will be predominantly large ground up construction builds. We believe these combined dynamics create a strong tailwind for the continued growth of our total Center revenue.
We also continue to execute on several strategic initiatives that are driving revenue, engagement, memberships and expansion as we elevate and broaden our member experiences and allow members and non-members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX and Ultra Fit, and our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions. We launched a pilot location for our MIORA performance and longevity health offering in 2024 and we have now opened our second location with plans to expand these offerings to additional locations in 2025 and beyond. We have also been executing on enhanced offerings to accelerate growth beyond our club locations. We are selling our LTH nutritional products more broadly on e-commerce platforms including Amazon. Additionally, our digital platform is delivering a true omni-channel experience through our integrated digital app that is available to members and non-members at no cost, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. We are continuing to invest in our digital capabilities, including artificial intelligence such as L.AI.C our first generative, artificial intelligence driven healthy way of life personal companion with personalized content and recommendations, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences, also in close proximity to our athletic country clubs. As of June 30, 2025, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living offering is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.
Macroeconomy and Policy Environment
We continue to monitor the macroeconomic and policy environment and its impact on our business, including with respect to tariffs, inflation, interest rates, taxes and labor, as well as a potential economic recession and general economic conditions. There continues to be macroeconomic uncertainty in many markets around the world, including as a result of international unrest and trade policy, and new or elevated tariffs, which have increased certain of our expenses and capital expenditures, but have not had a material impact on our business. We continue to analyze the potential impact of these events and any resulting downstream impacts, including higher inflation. Despite these headwinds, we have experienced growth in our revenue and expanded our operating margins. We will continue to monitor the macroeconomic and policy environment and while any future uncertainty or volatility, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could adversely affect our business and results of operations, we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
The United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“the OBBB Act”), into law on July 4, 2025. The OBBB Act provides for, among other things, the reinstatement of full expensing for qualified business property acquired and placed in service after January 19, 2025, immediate expensing of domestic research and experimental expenditures and modification of the limitation on the business interest deduction. The OBBB Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The income tax effects of the OBBB Act will be recognized for the periods ending on or after July 4, 2025. We are currently assessing the impact of the OBBB Act on our condensed consolidated financial statements.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and six months ended June 30, 2025 and 2024. The following information has been presented consistently for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	849,643	832,636	849,643	832,636
On-hold memberships	49,207	46,131	49,207	46,131
Total memberships	898,850	878,767	898,850	878,767

Revenue Data
Membership dues and enrollment fees	71.7%	71.7%	72.4%	72.5%
In-center revenue	28.3%	28.3%	27.6%	27.5%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$527,309	$462,696	$1,028,962	$888,107
In-center revenue	208,556	182,311	392,557	337,385
Total Center revenue	$735,865	$645,007	$1,421,519	$1,225,492

Average Center revenue per center membership (1)	$888	$794	$1,733	$1,541
Comparable center revenue (2)	11.2%	12.0%	12.0%	11.6%

Center Data
Net new center openings (3)	4	3	5	4
Total centers (end of period) (3)	184	175	184	175
Total center square footage (end of period) (4)	18,000,000	17,200,000	18,000,000	17,200,000

GAAP and Non-GAAP Financial Measures
Net income	$72,102	$52,805	$148,244	$77,722
Net income margin (5)	9.5%	7.9%	10.1%	6.1%
Adjusted net income (6)	$84,144	$52,440	$172,374	$83,376
Adjusted net income margin (6)	11.1%	7.9%	11.7%	6.6%
Adjusted EBITDA (7)	$210,978	$173,545	$402,565	$319,523
Adjusted EBITDA margin (7)	27.7%	26.0%	27.4%	25.3%
Center operations expense	$403,925	$355,510	$774,912	$677,410
Pre-opening expenses (8)	$1,066	$1,202	$2,439	$3,654
Rent	$83,190	$74,947	$164,355	$147,229
Non-cash rent expense (open properties) (9)	$5,739	$5,965	$8,059	$10,645
Non-cash rent expense (properties under development) (9)	$3,921	$1,727	$5,004	$3,005
Net cash provided by operating activities	$195,698	$170,423	$379,554	$260,830
Free cash flow (10)	$112,465	$175,116	$153,839	$108,722
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended June 30, 2025, we opened four centers.
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
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Net income	$72,102	$52,805	$148,244	$77,722
Share-based compensation expense (a)	16,380	11,071	28,288	18,698
Loss (gain) on sale-leaseback transactions (b)	12,496	(7,558)	12,496	(7,522)
Capital transaction costs (c)	611	—	1,531	—
Employee retention credits (d)	(12,873)	—	(12,873)	—
Other (e)	17	(3,974)	203	(3,796)
Taxes (f)	(4,589)	96	(5,515)	(1,726)
Adjusted net income	$84,144	$52,440	$172,374	$83,376

Income per common share:
Basic	$0.33	$0.27	$0.69	$0.39
Diluted	$0.32	$0.26	$0.66	$0.38
Adjusted income per common share:
Basic	$0.38	$0.26	$0.80	$0.42
Diluted	$0.37	$0.25	$0.77	$0.41
Weighted-average common shares outstanding:
Basic	219,286	198,903	215,642	198,200
Diluted	225,511	206,044	224,585	204,851
(a)    Share-based compensation expense recognized during the three and six months ended June 30, 2025 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) and liability-classified awards related to our 2025 short-term incentive plan. Share-based compensation expense recognized during the three and six months ended June 30, 2024 was associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive plan.
(b)    We adjust for the impact of gains and losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the loss on the sale-leaseback transaction that we recognized during the three and six months ended June 30, 2025, see Note 8, Leases, to our condensed consolidated financial statements in this report.
(c)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature.
(d)    Represents refundable payroll tax credits for employee retention under the CARES Act.

(e)    Includes (i) legal-related expenses in pursuit of our claim against Zurich of $0.3 million for the three months ended June 30, 2024 and $0.1 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively, (ii) gain on sales of land of $4.3 million for the three and six months ended June 30, 2024 and (iii) other immaterial transactions that are unusual or non-recurring in nature of $0.1 million for the six months ended June 30, 2025.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Net income	$72,102	$52,805	$148,244	$77,722
Interest expense, net of interest income	21,784	37,669	46,891	75,072
Provision for income taxes	27,473	13,818	33,878	23,732
Depreciation and amortization	72,988	69,714	143,907	135,617
Share-based compensation expense (a)	16,380	11,071	28,288	18,698
Loss (gain) on sale-leaseback transactions (b)	12,496	(7,558)	12,496	(7,522)
Capital transaction costs (c)	611	—	1,531	—
Employee retention credits (d)	(12,873)	—	(12,873)	—
Other (e)	17	(3,974)	203	(3,796)
Adjusted EBITDA	$210,978	$173,545	$402,565	$319,523
(a) - (e)    See the corresponding footnotes to the table in footnote 6 immediately above.
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
The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$195,698	$170,423	$379,554	$260,830
Capital expenditures, net of construction reimbursements	(222,004)	(144,306)	(364,486)	(301,107)
Proceeds from sale-leaseback transactions	138,771	142,671	138,771	142,671
Proceeds from land sales	—	6,328	—	6,328
Free cash flow	$112,465	$175,116	$153,839	$108,722

Factors Affecting the Comparability of our Results of Operations
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 69% of our centers are now leased, including approximately 85% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic and Policy Trends
We have been monitoring the macroeconomic and policy environment and its impact on our business, including with respect to tariffs, inflation, interest rates, taxes and labor, as well as a potential economic recession and general economic conditions. See “—Overview—Macroeconomy and Policy Environment” for additional information.
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

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
			As a Percentage of Total Revenue
	2025	2024	2025	2024
Revenue:
Center revenue	$735,865	$645,007	96.6%	96.6%
Other revenue	25,604	22,754	3.4%	3.4%
Total revenue	761,469	667,761	100.0%	100.0%
Operating expenses:
Center operations	403,925	355,510	53.0%	53.2%
Rent	83,190	74,947	10.9%	11.2%
General, administrative and marketing	61,674	53,246	8.1%	8.0%
Depreciation and amortization	72,988	69,714	9.6%	10.4%
Other operating expense	31,243	9,588	4.1%	1.5%
Total operating expenses	653,020	563,005	85.7%	84.3%
Income from operations	108,449	104,756	14.3%	15.7%
Other (expense) income:
Interest expense, net of interest income	(21,784)	(37,669)	(2.9)%	(5.6)%
Equity in earnings (loss) of affiliates	37	(464)	—%	(0.1)%
Other income	12,873	—	1.7%	—%
Total other expense	(8,874)	(38,133)	(1.2)%	(5.7)%
Income before income taxes	99,575	66,623	13.1%	10.0%
Provision for income taxes	27,473	13,818	3.6%	2.1%
Net income	$72,102	$52,805	9.5%	7.9%
Total revenue. The $93.7 million increase in Total revenue for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was due to continued strong growth in membership dues and in-center revenue, including higher average dues as a result of pricing actions already completed and higher rack rates at newer centers, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $90.9 million increase in Center revenue for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:
•71.1% was from membership dues and enrollment fees, which increased $64.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase reflects the improvement in our Center memberships, which increased to 849,643 as of June 30, 2025 from 832,636 as of June 30, 2024, as well as higher average monthly dues per Center membership during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024; and
•28.9% was from in-center revenue, which increased $26.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
The $2.9 million increase in Other revenue for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by the improved performance of our media and events business and Life Time Work locations.

Center operations expenses. The $48.4 million increase in Center operations expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $8.2 million increase in Rent expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $8.4 million increase in General, administrative and marketing expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to the timing of share-based compensation and benefit-related expenses, increases in center support overhead to enhance and broaden our member services and experiences, information technology costs and costs attributable to the secondary offering of common stock completed in June 2025.
Depreciation and amortization expenses. The $3.3 million increase in Depreciation and amortization expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to new center openings.
Other operating expense. The $21.7 million increase in Other operating expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to a $12.5 million net loss on a sale-leaseback transaction during the three months ended June 30, 2025 as compared to a $7.6 million net gain on sale-leaseback transactions and a $4.3 million gain on the sale of land during the three months ended June 30, 2024.
Interest expense, net of interest income. The $15.9 million decrease in Interest expense, net of interest income for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by lower average levels of outstanding borrowings and a lower interest rate largely as a result of the interest rate swaps entered into in April 2025.
Other income. The $12.9 million increase in Other income for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was related to net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic.
Provision for income taxes. The $13.7 million increase in provision for income taxes for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by an increase in earnings before taxes and a change in the valuation allowance in the prior year associated with certain of our deferred tax assets, partially offset by the excess tax deduction associated with share-based compensation. The effective tax rate was 27.6% and 20.7% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended June 30, 2025 is higher than our statutory rate of 21% and is primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.
Net income. As a result of the factors described above, net income was $72.1 million for the three months ended June 30, 2025 as compared to $52.8 million for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
			As a Percentage of Total Revenue
	2025	2024	2025	2024
Revenue:
Center revenue	$1,421,519	$1,225,492	96.9%	96.9%
Other revenue	45,991	38,986	3.1%	3.1%
Total revenue	1,467,510	1,264,478	100.0%	100.0%
Operating expenses:
Center operations	774,912	677,410	52.8%	53.6%
Rent	164,355	147,229	11.2%	11.6%
General, administrative and marketing	119,521	102,099	8.1%	8.1%
Depreciation and amortization	143,907	135,617	9.8%	10.7%
Other operating expense	48,696	25,310	3.3%	2.0%
Total operating expenses	1,251,391	1,087,665	85.2%	86.0%
Income from operations	216,119	176,813	14.8%	14.0%
Other (expense) income:
Interest expense, net of interest income	(46,891)	(75,072)	(3.2)%	(6.0)%
Equity in earnings (loss) of affiliates	21	(287)	—%	—%
Other income	12,873	—	0.9%	—%
Total other expense	(33,997)	(75,359)	(2.3)%	(6.0)%
Income before income taxes	182,122	101,454	12.5%	8.0%
Provision for income taxes	33,878	23,732	2.3%	1.9%
Net income	$148,244	$77,722	10.2%	6.1%
Total revenue. The $203.0 million increase in Total revenue for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was due to continued strong growth in membership dues and in-center revenue, including higher average dues as a result of pricing actions already completed and higher rack rates at newer centers, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $196.0 million increase in Center revenue for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:
•71.9% was from membership dues and enrollment fees, which increased $140.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase reflects the improvement in our Center memberships, which increased to 849,643 as of June 30, 2025 from 832,636 as of June 30, 2024, as well as higher average monthly dues per Center membership during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024; and
•28.1% was from in-center revenue, which increased $55.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
The $7.0 million increase in Other revenue for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by the improved performance of our media and events business and Life Time Work locations.

Center operations expenses. The $97.5 million increase in Center operations expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $17.1 million increase in Rent expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
General, administrative and marketing expenses. General, administrative and marketing expenses increased $17.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the timing of share-based compensation and benefit-related expenses, increases in center support overhead to enhance and broaden our member services and experiences, information technology costs and costs attributable to the secondary offerings of common stock completed in February and June 2025.
Depreciation and amortization. Depreciation and amortization increased $8.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to new center openings.
Other operating expense. Other operating expense increased $23.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a $12.5 million net loss on a sale-leaseback transaction during the six months ended June 30, 2025 as compared to a $7.5 million net gain on sale-leaseback transactions and a $4.3 million gain on the sale of land during the six months ended June 30, 2024.
Interest expense, net of interest income. The $28.2 million decrease in Interest expense, net of interest income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was driven by lower average levels of outstanding borrowings and a lower interest rate largely as a result of the interest rate swaps entered into in April 2025.
Other income. The $12.9 million increase in Other income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was related to net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic.
Provision for income taxes. The $10.1 million increase in provision for income taxes for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by an increase in earnings before taxes and a change in the valuation allowance in the prior year associated with certain of our deferred tax assets, partially offset by the excess tax deduction associated with share-based compensation. The effective tax rate was 18.6% and 23.4% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the six months ended June 30, 2025 is lower than our statutory rate of 21% and reflects a decrease due to the excess tax deduction associated with share-based compensation, partially offset by the state income tax provisions and deductibility limitations associated with executive compensation.
Net income. As a result of the factors described above, net income was $148.2 million and $77.7 million for the six months ended June 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the acquisition and development of new centers, lease requirements and debt service, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated equipment and member experiences. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility, construction reimbursements and through sale-leaseback transactions. Additionally, we benefit from our in-house architecture and design expertise that allows us to design operationally efficient centers and control the pace of capital expenditures, including in determining when to begin construction on a new athletic country club.
As the opportunity arises or as our business needs require, we may seek to raise capital through additional debt or equity financing. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. Volatility in these markets may increase costs associated with issuing debt instruments or affect our ability to access those markets, which could have an adverse impact on our ability to raise additional capital, to refinance existing debt and/or to react to changing economic and business conditions. In addition, it is possible that our ability to access the credit and capital markets could be limited at a time when we would like or need to do so.
As of June 30, 2025, there were no outstanding borrowings under our Revolving Credit Facility and there were $31.5 million of outstanding letters of credit, resulting in total availability under our $650.0 million Revolving Credit Facility of $618.5 million. Total cash and cash equivalents at June 30, 2025 was $175.5 million, resulting in total cash and availability under our Revolving Credit Facility of $794.0 million.
The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$379,554	$260,830
Net cash used in investing activities	(230,651)	(154,281)
Net cash provided by (used in) financing activities	19,291	(87,102)
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	177	(55)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$168,371	$19,392
Operating Activities
The $118.7 million increase in net cash provided by operating activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily the result of increased business performance and profitability and timing of cash interest payments.
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
The $76.4 million increase in net cash used in investing activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by a $63.4 million increase in capital expenditures.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Growth capital expenditures (1)	$166,977	$108,560	$260,460	$213,469
Maintenance capital expenditures (2)	35,949	27,298	65,352	48,436
Modernization and technology capital expenditures (3)	19,078	8,448	38,674	39,202
Total capital expenditures	$222,004	$144,306	$364,486	$301,107
(1)    Consist of new center land and construction, initial major remodels of acquired centers, major remodels of existing centers that expand existing square footage, asset acquisitions including the purchase of previously leased centers and other growth initiatives.
(2)    Consist of general maintenance of existing centers.
(3)    Consist of modernization of existing centers and technology.
The increase in total capital expenditures for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by the increase in new center construction activity, the acquisition of existing health club and racquet facilities and the timing of maintenance expenditures.

Financing Activities
The $106.4 million increase in net cash provided by financing activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by lower repayments of debts, higher proceeds from stock option exercises and lower net repayments under our Revolving Credit Facility.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At June 30, 2025, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At June 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility and $31.5 million of outstanding letters of credit, resulting in total revolver availability of $618.5 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus 2.00% or base rate plus 1.00% (after the ratings-based step down of 0.25% effective June 19, 2025).
Until April 8, 2025, our Term Loan Facility bore interest at a rate per annum of SOFR plus an applicable margin of 2.50%. Effective April 8, 2025, we entered into interest rate swap agreements for our entire Term Loan Facility notional amount of $997.5 million, which converted the variable interest rate of our Term Loan Facility to a fixed interest rate of 3.409%, plus the applicable margin that is now 2.25% (after the ratings-based step down of 0.25% effective June 19, 2025). Our Term Loan Facility had an outstanding balance of $995.0 million at June 30, 2025. See Note 6, Derivative Instruments and Hedging Activities, to our condensed consolidated financial statements in this report for more information on our interest rate swaps.
Assuming that the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $6.5 million change in annual interest expense on the indebtedness under the Credit Facilities as of June 30, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 21, 2025, the Company acquired the assets of existing health club and racquet facilities for cash and shares of its common stock. In connection with the acquisition, the Company issued 1,355,516 shares of its common stock to the owner of the businesses. No underwriters or placement agents were involved with this acquisition and there was no general solicitation or general advertising. The Company relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On June 13, 2025, Eric Buss, the Company’s Executive Vice President and Chief Administrative Officer, adopted a Rule 10b5-1 trading plan (the “EB Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The EB Trading Plan provides for the exercise of vested stock options to acquire up to a maximum of 1,170,345 shares and the associated sale of such shares. The EB Trading Plan will terminate on December 1, 2025 unless sooner terminated pursuant to its terms.
On June 13, 2025, Ritadhwaja Jebens (RJ) Singh, the Company’s Executive Vice President and Chief Digital Officer, adopted a Rule 10b5-1 trading plan (the “RJ Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The RJ Trading Plan provides for (i) the exercise of vested stock options to acquire up to a maximum of 67,751 shares and the associated sale of such shares and (ii) the sale of net shares (number not yet determinable) of the Company’s common stock received in connection with the vesting of restricted stock units covering 91,987 shares and performance stock units covering 5,229 shares that are scheduled to vest between October 12, 2025 to May 1, 2026, after shares are withheld to satisfy tax withholding obligations. The RJ Trading Plan will terminate on September 11, 2026 unless sooner terminated pursuant to its terms.

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

Life Time Group Holdings, Inc.

Date: August 5, 2025	By:	/s/ Erik Weaver
Erik Weaver
Executive Vice President & Chief Financial Officer