Form 10-Q
period 2025-09-30
Life Time Group Holdings, Inc.
filed 2025-11-04
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2025, the registrant had 220,512,238 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$218,897	$10,879
Restricted cash and cash equivalents	22,541	16,999
Accounts receivable, net	24,370	25,087
Center operating supplies and inventories	70,666	60,266
Prepaid expenses and other current assets	53,630	52,826
Income tax receivable	20,162	4,918
Total current assets	410,266	170,975
Property and equipment, net	3,456,519	3,193,671
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,449,274	2,313,311
Intangible assets, net	181,088	171,643
Other assets	94,369	67,578
Total assets	$7,826,875	$7,152,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,758	$87,810
Construction accounts payable	134,485	101,551
Deferred revenue	55,782	58,252
Accrued expenses and other current liabilities	229,153	179,444
Current maturities of debt	22,965	22,584
Current maturities of operating lease liabilities	79,252	70,462
Total current liabilities	613,395	520,103
Long-term debt, net of current portion	1,489,908	1,513,157
Operating lease liabilities, net of current portion	2,532,962	2,381,094
Deferred income taxes, net	146,055	85,255
Other liabilities	59,203	42,578
Total liabilities	4,841,523	4,542,187
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 220,262 and 207,495 shares issued and outstanding, respectively.	2,203	2,075
Additional paid-in capital	3,164,932	3,041,645
Accumulated deficit	(169,902)	(420,573)
Accumulated other comprehensive loss	(11,881)	(12,797)
Total stockholders’ equity	2,985,352	2,610,350
Total liabilities and stockholders’ equity	$7,826,875	$7,152,537
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Center revenue	$760,897	$674,775	$2,182,416	$1,900,267
Other revenue	21,752	18,459	67,743	57,445
Total revenue	782,649	693,234	2,250,159	1,957,712
Operating expenses:
Center operations	414,328	371,134	1,189,240	1,048,544
Rent	87,511	78,575	251,866	225,804
General, administrative and marketing	59,840	57,737	179,361	159,836
Depreciation and amortization	75,094	69,451	219,001	205,068
Other operating expense	10,231	22,642	58,927	47,952
Total operating expenses	647,004	599,539	1,898,395	1,687,204
Income from operations	135,645	93,695	351,764	270,508
Other income (expense):
Interest expense, net of interest income	(18,440)	(36,011)	(65,331)	(111,083)
Equity in earnings (loss) of affiliates	149	(116)	170	(403)
Other income	21,994	—	34,867	—
Total other income (expense)	3,703	(36,127)	(30,294)	(111,486)
Income before income taxes	139,348	57,568	321,470	159,022
Provision for income taxes	36,921	16,213	70,799	39,945
Net income	$102,427	$41,355	$250,671	$119,077

Income per common share:
Basic	$0.47	$0.20	$1.15	$0.60
Diluted	$0.45	$0.19	$1.11	$0.57
Weighted-average common shares outstanding:
Basic	220,063	202,945	217,132	199,793
Diluted	226,007	214,633	225,075	207,841

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$102,427	$41,355	$250,671	$119,077
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $0	(1,586)	1,266	2,391	(1,050)
Derivative instruments:
Unrealized gain, net of tax of $266, $0, $650 and $0, respectively	718	—	1,715	—
Realized gain reclassified from accumulated other comprehensive loss to earnings, net of tax of $(626), $0, $(1,210) and $0, respectively	(1,674)	—	(3,190)	—
Other comprehensive (loss) income	(2,542)	1,266	916	(1,050)
Comprehensive income	$99,885	$42,621	$251,587	$118,027

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2025	219,902	$2,199	$3,148,712	$(272,329)	$(9,339)	$2,869,243
Net income	—	—	—	102,427	—	102,427
Other comprehensive loss	—	—	—	—	(2,542)	(2,542)
Share-based compensation	—	—	12,474	—	—	12,474
Stock option exercises	293	3	3,747	—	—	3,750
Issuances of common stock in connection with the vesting of restricted stock units	67	1	(1)	—	—	—
Balance at September 30, 2025	220,262	$2,203	$3,164,932	$(169,902)	$(11,881)	$2,985,352

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2024	207,495	$2,075	$3,041,645	$(420,573)	$(12,797)	$2,610,350
Net income	—	—	—	250,671	—	250,671
Other comprehensive income	—	—	—	—	916	916
Share-based compensation	—	—	34,646	—	—	34,646
Stock option exercises	9,605	96	37,520	—	—	37,616
Issuances of common stock in connection with the vesting of restricted stock units	1,268	13	(4,224)	—	—	(4,211)
Issuances of common stock in connection with the employee stock purchase plan	87	1	1,874	—	—	1,875
Issuance of common stock in connection with an asset acquisition	1,355	13	39,717	—	—	39,730
Settlement of accrued compensation liabilities through the issuance of common stock	452	5	13,754	—	—	13,759
Balance at September 30, 2025	220,262	$2,203	$3,164,932	$(169,902)	$(11,881)	$2,985,352

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2024	199,052	$1,990	$2,873,839	$(499,091)	$(9,241)	$2,367,497
Net income	—	—	—	41,355	—	41,355
Other comprehensive income	—	—	—	—	1,266	1,266
Share-based compensation	—	—	9,265	—	—	9,265
Stock option exercises	1,547	16	18,042	—	—	18,058
Issuance of common stock in connection with a registered offering, net of issuance costs	6,000	60	124,297	—	—	124,357
Issuances of common stock in connection with the vesting of restricted stock units	14	—	2	—	—	2
Balance at September 30, 2024	206,613	$2,066	$3,025,445	$(457,736)	$(7,975)	$2,561,800

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2023	196,671	$1,967	$2,835,883	$(576,813)	$(6,925)	$2,254,112
Net income	—	—	—	119,077	—	119,077
Other comprehensive loss	—	—	—	—	(1,050)	(1,050)
Share-based compensation	—	—	27,216	—	—	27,216
Stock option exercises	1,691	17	19,531	—	—	19,548
Issuance of common stock in connection with a registered offering, net of issuance costs	6,000	60	124,297	—	—	124,357
Issuances of common stock in connection with the vesting of restricted stock units	701	6	(986)	—	—	(980)
Issuances of common stock in connection with the employee stock purchase plan	103	1	1,461	—	—	1,462
Settlement of accrued compensation liabilities through the issuance of common stock	1,447	15	18,043	—	—	18,058
Balance at September 30, 2024	206,613	$2,066	$3,025,445	$(457,736)	$(7,975)	$2,561,800

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$250,671	$119,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,001	205,068
Deferred income taxes	60,918	21,693
Share-based compensation	45,179	30,450
Non-cash rent expense	28,876	25,181
Impairment charges associated with long-lived assets	1,293	2,941
Loss (gain) on disposal of property and equipment, net	4,953	(6,548)
Write-off of debt discounts and issuance costs	—	3,510
Amortization of debt discounts and issuance costs	2,729	5,891
Changes in operating assets and liabilities	18,576	1,794
Other	(1,530)	2,919
Net cash provided by operating activities	630,666	411,976
Cash flows from investing activities:
Capital expenditures	(586,980)	(388,213)
Proceeds from sale-leaseback transactions	172,683	207,714
Proceeds from the sale of land	—	15,577
Other	(21,786)	2,819
Net cash used in investing activities	(436,083)	(162,103)
Cash flows from financing activities:
Repayments of debt	(14,292)	(408,612)
Proceeds from revolving credit facility	220,000	1,045,000
Repayments of revolving credit facility	(230,000)	(925,000)
Repayments of finance lease liabilities	(1,604)	(626)
Proceeds from financing obligations	10,300	4,300
Payments of debt discounts and issuance costs	(628)	(1,873)
Proceeds from the issuance of common stock, net of issuance costs	—	124,357
Proceeds from stock option exercises	37,616	19,548
Proceeds from issuances of common stock in connection with the employee stock purchase plan	1,875	1,462
Other	(4,341)	(1,304)
Net cash provided by (used in) financing activities	18,926	(142,748)
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	51	(38)
Increase in cash and cash equivalents and restricted cash and cash equivalents	213,560	107,087
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	27,878	29,966
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$241,438	$137,053

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of September 30, 2025, we operated 185 centers in 31 states and one Canadian province.
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
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued guidance to enhance transparency of income tax disclosures. The updated guidance requires additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We expect to adopt the accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of the updated standard is not expected to have a material impact on our financial statements but will increase disclosures on rate reconciliation and income taxes paid by jurisdiction.
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
In September 2025, the FASB issued guidance that removes all references to software development project stages and requires that an entity capitalize software costs when both (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). We expect to adopt this accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2028. We are currently evaluating the impact that the updated standard will have on our financial statements.
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
Fair Value Measurements on a Recurring Basis. As of September 30, 2025 and December 31, 2024, assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps (1)	$—	$2,562	$—	$2,562
Cash surrender value of life insurance policies (2)	—	17,684	—	17,684
Total assets	$—	$20,246	$—	$20,246
Liabilities:
Interest rate swaps (1)	$—	$4,016	$—	$4,016
Deferred compensation (3)	15,808	—	—	15,808
Total liabilities	$15,808	$4,016	$—	$19,824

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash surrender value of life insurance policies (2)	$—	$15,979	$—	$15,979
Liabilities:
Deferred compensation (3)	$13,575	$—	$—	$13,575
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
For more information regarding our interest rate swaps, see Note 7, Derivative Instruments and Hedging Activities.
Long-term debt. At September 30, 2025 and December 31, 2024, the carrying value and fair value of our outstanding long-term debt was as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,531,190	$1,536,828	$1,555,597	$1,551,222
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
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three and nine months ended September 30, 2025 and 2024.
Employee Retention Credits
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, provided for refundable payroll tax credits for employee retention, or employee retention credits. During the three and nine months ended September 30, 2025, the Company received $22.0 million and $34.9 million, respectively, in net cash proceeds from these employee retention credits, including interest income and net of fees and expenses. These credits were recognized in the period in which the cash was received as Other Income in our condensed consolidated statements of operations.
One Big Beautiful Bill Act
The United States Congress passed budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“the OBBB Act”), into law on July 4, 2025. The OBBB Act provides for, among other things, the reinstatement of full expensing for qualified business property acquired and placed in service after January 19, 2025, immediate expensing of domestic research and experimental expenditures and modification of the limitation on the business interest deduction. The OBBB Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions that are effective in 2025 increase the deferred tax liability and increase the current tax receivable but do not have an impact on the effective tax rate or the provision for income taxes.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Property held for sale	$2,471	$1,866
Construction contract receivables	12,550	8,513
Interest rate swap assets	2,562	—
Prepaid insurance	3,124	2,351
Prepaid commissions	7,428	6,476
Prepaid rent	2,264	3,927
Prepaid software licenses and maintenance	9,947	5,199
Prepaid payroll	—	11,883
Other	13,284	12,611
Prepaid expenses and other current assets	$53,630	$52,826
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Real estate taxes	$45,289	$34,779
Accrued interest	15,813	10,170
Payroll liabilities	51,390	44,347
Self-insurance accruals	33,341	29,437
Corporate accruals	42,975	35,653
Other	40,345	25,058
Accrued expenses and other current liabilities	$229,153	$179,444

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Nine Months Ended September 30,
	2025	2024
Accounts receivable	$549	$(3,175)
Center operating supplies and inventories	(10,377)	(6,448)
Prepaid expenses and other current assets	(11,370)	(5,361)
Income tax receivable	(15,244)	4,802
Other assets	(200)	(284)
Accounts payable	5,236	(10,532)
Accrued expenses and other current liabilities	52,608	22,258
Deferred revenue	(2,563)	(867)
Other liabilities	(63)	1,401
Changes in operating assets and liabilities	$18,576	$1,794
Additional supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash paid for income taxes, net of refunds received	$25,090	$13,413
Net cash paid for interest (including cash settlements associated with interest rate swaps), net of capitalized interest	59,712	110,084
Capitalized interest	11,467	4,664
Non-cash activities:
Common stock issuance in connection with an asset acquisition	39,730	—
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	188,637	172,106
Finance leases	11,893	969
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	9,395	5,069
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	900	13,350
Non-cash increase in financing obligations as a result of interest accretion	127	89
4. Property and Equipment
In January 2025, we entered into a purchase agreement to acquire existing health club and racquet facilities. The acquisition was consummated during April 2025 for a total purchase price of $59.7 million, of which $19.3 million was paid in cash, $39.7 million was paid through the issuance of unregistered shares of the Company’s common stock and $0.7 million represents liabilities we assumed. We accounted for this transaction as an asset acquisition and allocated the entire purchase price to property and equipment. Accordingly, the $19.3 million we paid in cash in connection with this acquisition during the nine months ended September 30, 2025 is included in Capital expenditures in our consolidated statement of cash flows.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5. Intangibles
During the three months ended September 30, 2025, we acquired a trade name and related intangible assets associated with our LTH nutritional products for a total purchase price of $10.0 million, of which $9.5 million was paid in cash at closing and $0.5 million was held back until July 2026 for potential indemnification claims. The $9.5 million we paid at closing is included in Other within investing activities in our consolidated statement of cash flows.
6. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Membership dues and enrollment fees	$547,306	$488,105	$1,576,268	$1,376,212
In-center revenue	213,591	186,670	606,148	524,055
Total center revenue	760,897	674,775	2,182,416	1,900,267
Other revenue	21,752	18,459	67,743	57,445
Total revenue	$782,649	$693,234	$2,250,159	$1,957,712
The timing associated with the revenue we recognized during the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$678,089	$21,752	$699,841	$599,700	$18,459	$618,159
Goods and services transferred at a point in time	82,808	—	82,808	75,075	—	75,075
Total revenue	$760,897	$21,752	$782,649	$674,775	$18,459	$693,234
The timing associated with the revenue we recognized during the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Goods and services transferred over time	$1,940,941	$67,743	$2,008,684	$1,684,453	$57,445	$1,741,898
Goods and services transferred at a point in time	241,475	—	241,475	215,814	—	215,814
Total revenue	$2,182,416	$67,743	$2,250,159	$1,900,267	$57,445	$1,957,712
Contract liabilities represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, enrollment fees, other in-center service offerings and membership dues. Contract liabilities at September 30, 2025 and December 31, 2024 were $55.9 million and $58.4 million, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Contract liabilities that will be recognized within one year are classified as deferred revenue in our condensed consolidated balance sheets. Deferred revenue at September 30, 2025 and December 31, 2024 was $55.8 million and $58.3 million, respectively, and consists primarily of prepaid Dynamic Personal Training, media and athletic events, enrollment fees, other in-center service offerings and membership dues.
Contract liabilities that will be recognized in a future period greater than one year are classified as a component of Other liabilities in our condensed consolidated balance sheets. Long-term contract liabilities at September 30, 2025 and December 31, 2024 were $0.1 million and $0.1 million, respectively, and consist primarily of deferred enrollment fees.
During the nine months ended September 30, 2025 and 2024, $45.1 million and $35.1 million of revenue was recognized that had been included in the contract liabilities balance at December 31, 2024 and 2023, respectively.
7. Derivative Instruments and Hedging Activities
We are exposed to interest rate risk on our variable rate debt (see Note 8, Debt). As a result, we utilize derivative instruments from time to time, including interest rate swap agreements, to manage our exposure. We only hold derivative instruments for economic hedging purposes, not for speculative or trading purposes. Derivative instruments expose us to credit risk to the extent that the counterparties are unable to meet the terms of the arrangements. To minimize our exposure to such credit risk, we transact only with highly-rated banks and financial institutions.
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
Interest Rate Swaps
During the nine months ended September 30, 2025, we entered into receive-variable, pay-fixed interest rate swap agreements with five high-quality institutional banks, each of which had an effective date of April 8, 2025 and is set to expire on April 5, 2028. On the effective date, the initial aggregate notional amount associated with these interest rate swaps was $997.5 million, the then-outstanding variable rate borrowings under our Term Loan Facility. The aggregate notional amount associated with these interest rate swaps decreases over time in a manner that is aligned with the timing and amount of scheduled principal payments due with respect to the outstanding borrowings under our Term Loan Facility. At September 30, 2025, the aggregate notional amount associated with these interest rate swaps was $995.0 million. Pursuant to these interest rate swaps, we make fixed interest payments at 3.409% in exchange for receiving variable interest payments based on SOFR.
Because the fair value of interest rate swap arrangements is derived from market-based rates, they are classified as derivative financial instruments. We recognize all of our interest rate swap assets and liabilities at fair value (see “Fair Value Measurements” within Note 2, Summary of Significant Accounting Policies).
Each of our interest rate swaps qualifies for and has been designated as a cash flow hedge. As of September 30, 2025, we have determined that each of our interest rate swaps is highly effective in achieving offsetting changes in the fair value of the expected future variable cash flows associated with the outstanding borrowings under our Term Loan Facility. Accordingly, unrealized gains or losses associated with changes in the fair value of our interest rate swaps are recognized as a component of AOCL on our condensed consolidated balance sheets. Realized gains or losses associated with the monthly cash settlements we receive or pay, respectively, in connection with our interest rate swaps are reclassified out of AOCL and recognized in Interest expense, net of interest income in our condensed consolidated statements of operations in the same period during which interest expense associated with the hedged variable interest rate payments is recognized.

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
The fair value of our outstanding designated interest rate swap assets and liabilities is reported in our condensed consolidated balance sheet as follows:

	September 30, 2025	Classification on Condensed Consolidated Balance Sheet
Interest rate swap assets	$2,562	Prepaid expenses and other current assets

Interest rate swap liabilities	$4,016	Other liabilities
The unrealized gain (loss) associated with our interest rate swaps that was recognized in AOCL, as well as the realized gain that was reclassified out of AOCL to earnings, during the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Affected Line Item on Condensed Consolidated Statements of Operations
Balance in AOCL at June 30, 2025 and December 31, 2024, respectively	$(519)	$—
Unrealized gain:
Pretax unrealized gain (effective portion)	984	2,365
Less: Tax expense	(266)	(650)
Unrealized gain, net of tax (effective portion)	718	1,715
Realized gain reclassified to earnings:
Pretax realized gain reclassified to earnings (effective portion)	(2,300)	(4,400)	Interest expense, net of interest income
Less: Tax expense	626	1,210	Provision for income taxes
Realized gain reclassified to earnings, net of tax (effective portion)	(1,674)	(3,190)
Balance in AOCL at September 30, 2025	$(1,475)	$(1,475)
At September 30, 2025, we expect approximately $1.3 million of after-tax realized gain on interest rate swaps to be reclassified out of AOCL to earnings within the next 12 months. The remaining maturity of our interest rate swaps at September 30, 2025 was 2.5 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
8. Debt
Debt consisted of the following:

	September 30, 2025	December 31, 2024
Term Loan Facility, maturing November 2031	$995,000	$1,000,000
Revolving Credit Facility, maturing September 2029	—	10,000
6.000% Senior Secured Notes, maturing November 2031	500,000	500,000
Mortgage Notes, various maturities	32,585	41,865
Other debt	3,436	3,448
Fair value adjustment	169	284
Total debt	1,531,190	1,555,597
Less unamortized debt discounts and issuance costs	(18,317)	(19,856)
Total debt less unamortized debt discounts and issuance costs	1,512,873	1,535,741
Less current maturities	(22,965)	(22,584)
Long-term debt, less current maturities	$1,489,908	$1,513,157
Term Loan Facility
The variable rate interest payments on our Term Loan Facility are hedged by our interest rate swaps. Pursuant to these interest rate swaps, we effectively pay fixed interest on our outstanding Term Loan Facility borrowings at 3.409%, plus an applicable margin. With the upgrade of our issuer credit rating by S&P Global Ratings on June 18, 2025, our applicable margin was reduced by 0.25% to 2.25% effective on June 19, 2025, and with the amendment to our Term Loan Facility on August 18, 2025, our applicable margin was reduced by an additional 0.25% to 2.00%. Loans under this amended Term Loan Facility were issued at par with no original issue discount. As a result, the effective fixed interest rate associated with our outstanding Term Loan Facility borrowings at September 30, 2025 was 5.409%. We are required to make quarterly principal payments of 0.25% of the outstanding balance on the Term Loan Facility. See Note 7, Derivative Instruments and Hedging Activities for more information regarding our interest rate swaps.
Revolving Credit Facility
At September 30, 2025, there were no outstanding borrowings under our $650.0 million Revolving Credit Facility, and there were $31.8 million of outstanding letters of credit, resulting in total revolver availability of $618.2 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable margin of 2.00% or base rate plus 1.00%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the nine months ended September 30, 2025 was 7.26% and $5.1 million, respectively. The highest balance during that same period was $60.0 million.
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
As of September 30, 2025, we were either in compliance in all material respects with the covenants or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at September 30, 2025 were as follows:

October 2025 through September 2026	$22,965
October 2026 through September 2027	29,835
October 2027 through September 2028	10,123
October 2028 through September 2029	10,139
October 2029 through September 2030	10,149
Thereafter	1,447,810
Total future maturities of long-term debt	$1,531,021
9. Leases
Sale-Leaseback Transactions with Unrelated Third Parties
During the nine months ended September 30, 2025, we entered into and consummated sale-leaseback transactions with two unrelated third parties. Under these transactions, we sold four properties with a combined net book value of $178.4 million for $184.0 million of gross cash proceeds, which were reduced by transaction costs of $1.0 million, for net cash proceeds of $183.0 million. The estimated fair value of the properties sold was $174.6 million. Accordingly, the aggregate cash sales price associated with this transaction was decreased by $9.4 million, which resulted in the recognition of a loss of $4.8 million on these transactions. This loss is included in Other operating expense in our condensed consolidated statement of operations. Of the $9.4 million aggregate off-market adjustment, $10.3 million was associated with properties in which the sales price was greater than the fair value of the properties sold, which was recognized as a reduction to the aggregate sales price associated with these properties and as financing obligations separate from the related operating lease liabilities, and $0.9 million was associated with a property in which the sales price was less than the fair value of the property sold, which was recognized as an increase in the aggregate sales price associated with this property and an increase in the related operating lease right-of-use asset. Proceeds from the financing obligations are reported within financing activities on our condensed consolidated statement of cash flows.
Right-of-use assets and lease liabilities recognized in connection with these sale-leaseback transactions were $99.5 million and $97.3 million, respectively.
10. Stockholders’ Equity
Share-Based Compensation Expense
Share-based compensation expense for the three months ended September 30, 2025 was $16.9 million, of which $12.5 million and $4.4 million was associated with equity-classified awards and liability-classified awards, respectively. Share-based compensation expense for the nine months ended September 30, 2025 was $45.2 million, of which $34.6 million and $10.6 million was associated with equity-classified awards and liability-classified awards, respectively.
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
Restricted Stock Units
During the nine months ended September 30, 2025, the Company granted approximately 1.3 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 1.0 million were time-based vesting awards, the vast majority of which vest in ratable installments ranging from one to three years, and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
program, in each case subject to continuous employment from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.
Performance Stock Units
During the nine months ended September 30, 2025, the Company granted approximately 0.3 million three-year performance stock unit awards under the 2021 Incentive Award Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. The performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period. We determine the grant date fair value of performance stock unit awards by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date.
Other Share-Based Payment Awards
2025 Short-Term Incentive Program
During the nine months ended September 30, 2025, the Company adopted a short-term incentive compensation program for eligible team members who are not executive officers. Pursuant to this program, awards will be paid out in cash and/or through the issuance of fully-vested shares of the Company’s common stock in early 2026 if the Company’s performance exceeds the tranche one performance metric. As of September 30, 2025, we expect that all of these awards will be settled in fully-vested shares of the Company’s common stock. Accordingly, we are accounting for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the nine months ended September 30, 2025 is included in Accrued expenses and other current liabilities on our September 30, 2025 condensed consolidated balance sheet.
2024 Short-Term Incentive Program
In February 2025, our board of directors determined that our 2024 performance exceeded the tranche three performance metric under our 2024 short-term incentive compensation program and issued corresponding shares of common stock to our eligible employees. Effective as of the determination date, the $13.8 million then-outstanding liability we had recognized in connection with these liability-classified share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the nine months ended September 30, 2025.
Accumulated Other Comprehensive Loss
Changes in the AOCL balances for the three and nine months ended September 30, 2025 were as follows (all amounts are reported net of tax):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total
AOCL balance at June 30, 2025 and December 31, 2024, respectively	$(8,820)	$(519)	$(9,339)	$(12,797)	$—	$(12,797)
Other comprehensive (loss) income before reclassifications	(1,586)	718	(868)	2,391	1,715	4,106
Amounts reclassified from AOCL to earnings	—	(1,674)	(1,674)	—	(3,190)	(3,190)
AOCL balance at September 30, 2025	$(10,406)	$(1,475)	$(11,881)	$(10,406)	$(1,475)	$(11,881)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Changes in AOCL balances for the three and nine months ended September 30, 2024 were related to foreign currency translation adjustments only.
11. Income Per Share
For the three and nine months ended September 30, 2025 and 2024, our potentially dilutive securities included stock options, restricted stock units, performance stock units and shares to be issued under our employee stock purchase plan.
The following table sets forth the calculation of basic and diluted income per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$102,427	$41,355	$250,671	$119,077

Weighted-average common shares outstanding – basic	220,063	202,945	217,132	199,793
Dilutive effect of stock-based compensation awards	5,944	11,688	7,943	8,048
Weighted-average common shares outstanding – diluted	226,007	214,633	225,075	207,841

Income per common share – basic	$0.47	$0.20	$1.15	$0.60
Income per common share – diluted	$0.45	$0.19	$1.11	$0.57
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	33	1,750	10	1,750
Restricted stock units	387	66	379	66
Potential common shares excluded from the weighted average share calculations	420	1,816	389	1,816
12. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (the “District Court”) (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties appealed from that judgment to the Minnesota Court of Appeals (the “Court of Appeals”). On August 11, 2025, the Court of Appeals reversed the District Court’s order granting summary judgment in favor of Zurich, holding that governmental closure orders were the causes of Life Time Parties’ losses under the property/business interruption policy, and not the pandemic. The Court of Appeals concluded that Life Time Parties have a coverage limit of $1.0 million per occurrence and there were 29 occurrences, reflecting the 29 different jurisdictions that issued closure orders affecting the Life Time Parties’ 150 locations. The Court of Appeals remanded the Action to the District Court for further proceedings. On September 8, 2025, Zurich petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals. On September 30, 2025, the Life

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Time Parties filed an opposition to Zurich’s petition for review. On October 29, 2025, the Minnesota Supreme Court denied Zurich’s petition for review. The Action will be remanded to the District Court for further proceedings, including the damages phase of this Action. The Action is subject to uncertainties, and the final outcome of the matter is not predictable with assurance.
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
13. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from September 30, 2025 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.6 million individual members, who together comprise more than 891,000 memberships, as of September 30, 2025. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes 185 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.

Our luxurious athletic country clubs total over 18 million of indoor square feet and over seven million of outdoor square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 43,000 Life Time team members, including over 10,900 certified fitness professionals, ranging from personal trainers to studio performers.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $2,638 for the nine months ended September 30, 2025 as compared to $2,361 for the nine months ended September 30, 2024. Total visits to our clubs were over 93 million for the nine months ended September 30, 2025 as compared to 87 million for the nine months ended September 30, 2024, and average visits per membership to our centers remained strong at 113 for the nine months ended September 30, 2025. Our membership mix is notably shifting with couples and family comprising an increasingly larger portions of total memberships. These memberships have historically been more engaged with higher retention and higher average monthly dues. With these membership dynamics and our premium, high-use model, our newer clubs are typically reaching their desired utilization and revenue with fewer memberships and in certain centers we are limiting qualified memberships, which have significantly lower average membership dues.
We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our total Center revenue increased to $2,182.4 million for the nine months ended September 30, 2025 as compared to $1,900.3 million for the nine months ended September 30, 2024. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of September 30, 2025, we had 30 centers open for less than three years and 17 new centers under construction. We are expanding the number of our centers using an asset-light model that targets affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase.
We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner. We are now targeting 12 to 14 new locations on average per year starting in 2026 and we are planning to deliver at the high end of that range in 2026 and 2027. We also expect a larger percentage of our new centers will be large format ground up construction builds as compared to 2024 and 2025.
We also continue to execute several strategic initiatives that are driving revenue, engagement, membership optimization and expansion as we elevate and broaden our member experiences and allow members and non-members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX, Ultra Fit and MB360, our ARORA community focused on members aged 55 years and older, where we have experienced a significant increase in our unique participants or total sessions, and most recently LT Games, a unique hybrid-athletic competition. Our MIORA performance and longevity health offering is performing to our expectations in our first two locations, and we plan to expand these offerings to additional locations in 2025 and beyond.
We have also been executing on enhanced offerings to accelerate growth beyond our centers. We are selling our LTH nutritional products more broadly on e-commerce platforms. Additionally, our digital platform is delivering a true omni-channel experience through our integrated digital app that is available to members and non-members at no cost, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. We are continuing to invest in our digital capabilities, including artificial intelligence such as L•AI•C, our first generative, artificial intelligence driven healthy way of life personal companion with personalized content and recommendations, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. We have also begun to dedicate space within many of our athletic country clubs for work lounges that have a design aesthetic similar to our Life Time Work locations. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences in close proximity to our athletic country clubs. As of September 30, 2025, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living concept is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.
Macroeconomy and Policy Environment
We continue to monitor the macroeconomic and policy environment and its impact on our business, including with respect to tariffs, inflation, interest rates, taxes and labor, as well as a potential economic recession and general economic and political conditions. There continues to be macroeconomic uncertainty in many markets around the world, including as a result of international unrest and trade policy, and new or elevated tariffs, which have increased certain of our expenses and capital expenditures, but have not had a material impact on our business. We continue to analyze the potential impact of these events and any resulting downstream impacts, including higher inflation. Despite these headwinds, we have experienced growth in our revenue and expanded our operating margins. We will continue to monitor the macroeconomic and policy environment and while any future uncertainty or volatility, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could adversely affect our business and results of operations, we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and nine months ended September 30, 2025 and 2024. The following information has been presented consistently for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	840,622	826,502	840,622	826,502
On-hold memberships	50,603	50,007	50,603	50,007
Total memberships	891,225	876,509	891,225	876,509

Revenue Data
Membership dues and enrollment fees	71.9%	72.3%	72.2%	72.4%
In-center revenue	28.1%	27.7%	27.8%	27.6%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$547,306	$488,105	$1,576,268	$1,376,212
In-center revenue	213,591	186,670	606,148	524,055
Total Center revenue	$760,897	$674,775	$2,182,416	$1,900,267

Average Center revenue per center membership (1)	$907	$815	$2,638	$2,361
Comparable center revenue (2)	10.6%	12.1%	11.5%	11.8%

Center Data
Net new center openings (3)	1	2	6	6
Total centers (end of period) (3)	185	177	185	177
Total center square footage (end of period) (4)	18,100,000	17,400,000	18,100,000	17,400,000

GAAP and Non-GAAP Financial Measures
Net income	$102,427	$41,355	$250,671	$119,077
Net income margin (5)	13.1%	6.0%	11.1%	6.1%
Adjusted net income (6)	$92,992	$56,278	$263,778	$140,158
Adjusted net income margin (6)	11.9%	8.1%	11.7%	7.2%
Adjusted EBITDA (7)	$220,046	$180,293	$622,611	$499,816
Adjusted EBITDA margin (7)	28.1%	26.0%	27.7%	25.5%
Center operations expense	$414,328	$371,134	$1,189,240	$1,048,544
Pre-opening expenses (8)	$1,050	$1,164	$3,489	$4,819
Rent	$87,511	$78,575	$251,866	$225,804
Non-cash rent expense (open properties) (9)	$10,216	$9,684	$18,275	$20,734
Non-cash rent expense (properties under development) (9)	$5,597	$1,847	$10,601	$4,447
Net cash provided by operating activities	$251,112	$151,146	$630,666	$411,976
Free cash flow (10)	$62,530	$138,332	$216,369	$247,054
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended September 30, 2025, we opened one center.
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
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$102,427	$41,355	$250,671	$119,077
Share-based compensation expense (a)	16,891	11,752	45,179	30,450
(Gain) loss on sale-leaseback transactions (b)	(7,732)	4,902	4,764	(2,620)
Capital transaction costs (c)	—	—	1,531	—
Legal settlements (d)	—	1,250	—	1,250
Employee retention credits (e)	(21,994)	—	(34,867)	—
Other (f)	(1)	2,869	202	(927)
Taxes (g)	3,401	(5,850)	(3,702)	(7,072)
Adjusted net income	$92,992	$56,278	$263,778	$140,158

Income per common share:
Basic	$0.47	$0.20	$1.15	$0.60
Diluted	$0.45	$0.19	$1.11	$0.57
Adjusted income per common share:
Basic	$0.42	$0.28	$1.21	$0.70
Diluted	$0.41	$0.26	$1.17	$0.67
Weighted-average common shares outstanding:
Basic	220,063	202,945	217,132	199,793
Diluted	226,007	214,633	225,075	207,841
(a)    Share-based compensation expense recognized during the three and nine months ended September 30, 2025 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) and liability-classified awards related to our 2025 short-term incentive plan. Share-based compensation expense recognized during the three and nine months ended September 30, 2024 was associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive plan.
(b)    We adjust for the impact of gains and losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the (gain) loss on the sale-leaseback transactions that we recognized during the three and nine months ended September 30, 2025, see Note 9, Leases, to our condensed consolidated financial statements in this report.
(c)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature.

(d)    We adjust for the impact of unusual legal settlements as these costs are non-recurring in nature and do not reflect costs associated with our normal ongoing operations.
(e)    Represents refundable payroll tax credits for employee retention under the CARES Act.
(f)    Includes (i) legal-related expenses in pursuit of our claim against Zurich of $0.1 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, (ii) a $3.5 million write-off of the unamortized debt discounts and issuance costs associated with the extinguishment of our former term loan facility and construction loan for the three and nine months ended September 30, 2024, (iii) gain on sales of land of $0.6 million and $5.0 million for the three and nine months ended September 30, 2024, respectively, and (iv) other immaterial transactions that are unusual or non-recurring in nature of $0.1 million for the nine months ended September 30, 2025.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$102,427	$41,355	$250,671	$119,077
Interest expense, net of interest income	18,440	36,011	65,331	111,083
Provision for income taxes	36,921	16,213	70,799	39,945
Depreciation and amortization	75,094	69,451	219,001	205,068
Share-based compensation expense (a)	16,891	11,752	45,179	30,450
(Gain) loss on sale-leaseback transactions (b)	(7,732)	4,902	4,764	(2,620)
Capital transaction costs (c)	—	—	1,531	—
Legal settlements (d)	—	1,250	—	1,250
Employee retention credits (e)	(21,994)	—	(34,867)	—
Other (f)	(1)	(641)	202	(4,437)
Adjusted EBITDA	$220,046	$180,293	$622,611	$499,816
(a) - (e)    See the corresponding footnotes to the table in footnote 6 immediately above.
(f)    Includes (i) legal-related expenses in pursuit of our claim against Zurich of $0.1 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, (ii) gain on sales of land of $0.6 million and $5.0 million for the three and nine months ended September 30, 2024, respectively, and (iii) other immaterial transactions that are unusual or non-recurring in nature of $0.1 million for the nine months ended September 30, 2025.
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

The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$251,112	$151,146	$630,666	$411,976
Capital expenditures, net of construction reimbursements	(222,494)	(87,106)	(586,980)	(388,213)
Proceeds from sale-leaseback transactions	33,912	65,043	172,683	207,714
Proceeds from land sales	—	9,249	—	15,577
Free cash flow	$62,530	$138,332	$216,369	$247,054
Factors Affecting the Comparability of our Results of Operations
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 69% of our centers are now leased, including approximately 84% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic and Policy Trends
We have been monitoring the macroeconomic and policy environment and its impact on our business, including with respect to tariffs, inflation, interest rates, taxes and labor, as well as a potential economic recession and general economic and political conditions. See “—Overview—Macroeconomy and Policy Environment” for additional information.
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

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
			As a Percentage of Total Revenue
	2025	2024	2025	2024
Revenue:
Center revenue	$760,897	$674,775	97.2%	97.3%
Other revenue	21,752	18,459	2.8%	2.7%
Total revenue	782,649	693,234	100.0%	100.0%
Operating expenses:
Center operations	414,328	371,134	52.9%	53.5%
Rent	87,511	78,575	11.2%	11.3%
General, administrative and marketing	59,840	57,737	7.6%	8.3%
Depreciation and amortization	75,094	69,451	9.6%	10.0%
Other operating expense	10,231	22,642	1.3%	3.3%
Total operating expenses	647,004	599,539	82.6%	86.4%
Income from operations	135,645	93,695	17.4%	13.6%
Other income (expense):
Interest expense, net of interest income	(18,440)	(36,011)	(2.4)%	(5.2)%
Equity in earnings (loss) of affiliates	149	(116)	—%	—%
Other income	21,994	—	2.8%	—%
Total other income (expense)	3,703	(36,127)	0.4%	(5.2)%
Income before income taxes	139,348	57,568	17.8%	8.4%
Provision for income taxes	36,921	16,213	4.7%	2.3%
Net income	$102,427	$41,355	13.1%	6.1%
Total revenue. The $89.4 million increase in Total revenue for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was due to continued strong growth in membership dues and in-center revenue, including higher average dues, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $86.1 million increase in Center revenue for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:
•68.7% was from membership dues and enrollment fees, which increased $59.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This increase reflects the growth in our new and ramping centers, as well as higher average monthly dues per Center membership during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024; and
•31.3% was from in-center revenue, which increased $26.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
The $3.3 million increase in Other revenue for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by the improved performance of our media and events business and Life Time Work locations.

Center operations expenses. The $43.2 million increase in Center operations expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $8.9 million increase in Rent expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $2.1 million increase in General, administrative and marketing expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to increases in center support overhead to enhance and broaden our member services and experiences and general corporate overhead.
Depreciation and amortization expenses. The $5.6 million increase in Depreciation and amortization expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to new center openings and capitalized software development costs.
Other operating expense. The $12.4 million decrease in Other operating expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to a $7.7 million net gain on a sale-leaseback transaction during the three months ended September 30, 2025 as compared to a $4.9 million net loss on sale-leaseback transactions, partially offset by a $0.6 million gain on the sale of land, during the three months ended September 30, 2024.
Interest expense, net of interest income. The $17.6 million decrease in Interest expense, net of interest income for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by lower average levels of outstanding borrowings and a lower interest rate largely as a result of the interest rate swaps entered into in April 2025.
Other income. The $22.0 million increase in Other income for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was related to net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic.
Provision for income taxes. The $20.7 million increase in provision for income taxes for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by an increase in earnings before taxes and a change in the valuation allowance in the prior year associated with certain of our deferred tax assets, partially offset by the excess tax deduction associated with share-based compensation. The effective tax rate was 26.5% and 28.2% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended September 30, 2025 is higher than our statutory rate of 21% and is primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.
Net income. As a result of the factors described above, net income was $102.4 million for the three months ended September 30, 2025 as compared to $41.4 million for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
			As a Percentage of Total Revenue
	2025	2024	2025	2024
Revenue:
Center revenue	$2,182,416	$1,900,267	97.0%	97.1%
Other revenue	67,743	57,445	3.0%	2.9%
Total revenue	2,250,159	1,957,712	100.0%	100.0%
Operating expenses:
Center operations	1,189,240	1,048,544	52.9%	53.6%
Rent	251,866	225,804	11.2%	11.5%
General, administrative and marketing	179,361	159,836	8.0%	8.2%
Depreciation and amortization	219,001	205,068	9.7%	10.5%
Other operating expense	58,927	47,952	2.6%	2.4%
Total operating expenses	1,898,395	1,687,204	84.4%	86.2%
Income from operations	351,764	270,508	15.6%	13.8%
Other (expense) income:
Interest expense, net of interest income	(65,331)	(111,083)	(2.9)%	(5.8)%
Equity in earnings (loss) of affiliates	170	(403)	—%	—%
Other income	34,867	—	1.5%	—%
Total other expense	(30,294)	(111,486)	(1.4)%	(5.8)%
Income before income taxes	321,470	159,022	14.2%	8.0%
Provision for income taxes	70,799	39,945	3.1%	2.0%
Net income	$250,671	$119,077	11.1%	6.0%
Total revenue. The $292.4 million increase in Total revenue for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was due to continued strong growth in membership dues and in-center revenue, including higher average dues, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $282.1 million increase in Center revenue for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:
•70.9% was from membership dues and enrollment fees, which increased $200.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase reflects the growth in our new and ramping centers, as well as higher average monthly dues per Center membership during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024; and
•29.1% was from in-center revenue, which increased $82.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
The $10.3 million increase in Other revenue for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by the improved performance of our media and events business and Life Time Work locations.

Center operations expenses. The $140.7 million increase in Center operations expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $26.1 million increase in Rent expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
General, administrative and marketing expenses. General, administrative and marketing expenses increased $19.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the timing of share-based compensation and benefit-related expenses, increases in center support overhead to enhance and broaden our member services and experiences, general corporate overhead, information technology costs and costs attributable to the secondary offerings of our common stock completed in February and June 2025.
Depreciation and amortization. Depreciation and amortization increased $13.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to new center openings and capitalized software development costs.
Other operating expense. Other operating expense increased $11.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a $4.8 million net loss on sale-leaseback transactions during the nine months ended September 30, 2025 as compared to a $2.6 million net gain on sale-leaseback transactions and a $5.0 million gain on the sale of land during the nine months ended September 30, 2024.
Interest expense, net of interest income. The $45.8 million decrease in Interest expense, net of interest income for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was driven by lower average levels of outstanding borrowings and a lower interest rate largely as a result of the interest rate swaps entered into in April 2025.
Other income. The $34.9 million increase in Other income for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was related to net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic.
Provision for income taxes. The $30.9 million increase in provision for income taxes for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by an increase in earnings before taxes and a change in the valuation allowance in the prior year associated with certain of our deferred tax assets, partially offset by the excess tax deduction associated with share-based compensation. The effective tax rate was 22.0% and 25.1% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the nine months ended September 30, 2025 is higher than our statutory rate of 21% and is primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.
Net income. As a result of the factors described above, net income was $250.7 million and $119.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Liquidity and Capital Resources
Liquidity
Our principal liquidity needs include the acquisition and development of new centers, lease requirements and debt service, investments in our business and technology and expenditures necessary to maintain and update or enhance our centers and associated equipment and member experiences. We have primarily satisfied our historical liquidity needs with cash flow from operations, drawing on the Revolving Credit Facility, construction reimbursements and through sale-leaseback transactions. Additionally, we benefit from our in-house architecture and design expertise that allows us to design operationally efficient centers.
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
As of September 30, 2025, there were no outstanding borrowings under our Revolving Credit Facility and there were $31.8 million of outstanding letters of credit, resulting in total availability under our $650.0 million Revolving Credit Facility of $618.2 million. Total cash and cash equivalents at September 30, 2025 was $218.9 million, resulting in total cash and availability under our Revolving Credit Facility of $837.1 million.
The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$630,666	$411,976
Net cash used in investing activities	(436,083)	(162,103)
Net cash provided by (used in) financing activities	18,926	(142,748)
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	51	(38)
Increase in cash and cash equivalents and restricted cash and cash equivalents	$213,560	$107,087
Operating Activities
The $218.7 million increase in net cash provided by operating activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily the result of increased business performance and profitability and timing of cash interest payments.
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
The $274.0 million increase in net cash used in investing activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by a $198.8 million increase in capital expenditures and $50.6 million lower proceeds from sale-leaseback transactions and land sales.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Growth capital expenditures (1)	$155,967	$46,416	$416,427	$259,885
Maintenance capital expenditures (2)	27,834	21,566	93,186	70,002
Modernization and technology capital expenditures (3)	38,693	19,124	77,367	58,326
Total capital expenditures	$222,494	$87,106	$586,980	$388,213
(1)    Consist of new center land and construction, initial major remodels of acquired centers, major remodels of existing centers that expand existing square footage, asset acquisitions including the purchase of previously leased centers and other growth initiatives.
(2)    Consist of general maintenance of existing centers.
(3)    Consist of modernization of existing centers and technology.
The increase in total capital expenditures for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by an increase in new center construction as we expand our new center openings to

12 to 14 centers per year, most of which will be large format ground up builds in 2026 and 2027, the acquisition of existing health club and racquet facilities, higher maintenance expenditures for member experiences and operational efficiencies, and higher modernization and technology expenditures for center remodels, fitness floor reconfigurations and digital and artificial intelligence initiatives.
Financing Activities
The $161.7 million increase in net cash provided by financing activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by lower repayments of debts, partially offset by higher net repayments under our Revolving Credit Facility and receiving no proceeds from the issuance of our common stock.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At September 30, 2025, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At September 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility and $31.8 million of outstanding letters of credit, resulting in total revolver availability of $618.2 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus 2.00% or base rate plus 1.00%.
Until April 8, 2025, our Term Loan Facility bore interest at a rate per annum of SOFR plus an applicable margin of 2.50%. Effective April 8, 2025, we entered into interest rate swap agreements for our entire Term Loan Facility notional amount of $997.5 million, which converted the variable interest rate of our Term Loan Facility to a fixed interest rate of 3.409%, plus the applicable margin that is now 2.00% (after the ratings-based step down of 0.25% effective June 19, 2025 and the reduction in the interest rate margin by an additional 0.25% with the amendment to our Term Loan Facility effective August 18, 2025). Our Term Loan Facility had an outstanding balance of $995.0 million at September 30, 2025. See Note 7, Derivative Instruments and Hedging Activities, to our condensed consolidated financial statements in this report for more information on our interest rate swaps.
Assuming that the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $6.5 million change in annual interest expense on the indebtedness under the Credit Facilities as of September 30, 2025.
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
Part II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are engaged in litigation or other proceedings incidental to the normal course of business, including investigations and claims regarding employment law including wage and hour and unfair labor practices; supplier, customer and service provider contract terms; products liability; and real estate. Other than as set forth in Note 12, Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein, there are no pending material legal proceedings to which we are a party or to which our property is subject.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1	Fifteenth Amendment to the Credit Agreement, dated as of August 18, 2025, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	8/18/2025
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: November 4, 2025	By:	/s/ Erik Weaver
Erik Weaver
Executive Vice President & Chief Financial Officer