Form 10-K
period 2025-12-31
Life Time Group Holdings, Inc.
filed 2026-02-24
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,795.1 million (based upon the closing sale price of the common stock on that date on the NYSE).
As of February 20, 2026, the registrant had 221,805,082 shares of common stock outstanding, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2026, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements include all statements that are not historical facts, including statements reflecting our current views with respect to, among other things, our plans, strategies and prospects, both business and financial, including our financial outlook, growth, business initiatives, cost efficiencies and margin expansion, capital expenditures and free cash flow, improvements to our balance sheet, net debt and leverage, interest expense, consumer demand, industry and economic trends, tax rates and expense, rent expense, expected number and timing of new center openings and successful signings and closings of center takeovers and sale-leaseback transactions (including the amount, pricing and timing thereof), possible or assumed future actions, business strategies, events or results of operations. These forward-looking statements are included throughout this Annual Report, including in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements may be preceded by, followed by or otherwise include the words “believes,” “assumes,” “expects,” “anticipates,” “intends,” “continues,” “projects,” “predicts,” “estimates,” “plans,” “potential,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “foreseeable,” “may,” and “could” as well as the negative version of these words or similar terms and phrases. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
The forward-looking statements contained in this Annual Report are based on management’s current beliefs and assumptions and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including risks relating to our business operations and the growth of our business, risks relating to our brand, risks relating to our technological operations, risks relating to our capital structure and lease obligations, risks relating to our human capital, risks relating to legal compliance and risk management and risks relating to ownership of our common stock and as detailed under the section entitled “Risk Factors” in this Annual Report, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, or SEC, and are accessible on the SEC’s website at www.sec.gov. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed, and actual results may vary materially.
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
Who We Are
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of nearly 1.6 million individual members, who together comprise nearly 873,000 memberships, as of December 31, 2025. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We believe that consumers equate our brand with the uncompromising quality, luxury and “Healthy Way of Life” experiences that Life Time offers. We have built our reputation and robust brand equity through our continuous focus on delivering high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 185 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.
Our centers serve communities in both suburban and urban markets across North America. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 44,000 Life Time team members, including over 11,100 certified fitness professionals, ranging from personal trainers to studio performers.
We have a model and scale that would be difficult to replicate. Our premium real estate portfolio of owned and leased athletic country clubs spans over 18 million of indoor square feet and over seven million of outdoor square feet in the aggregate. Our footprint of athletic country clubs as of December 31, 2025:

1
3
1
7
23
12
1
1
7
3
1
7
1
7
2
15
2
4
1
6
8
2
2
9
4
2
2
7
1
9
32
6

Our Membership Offering
We offer a variety of convenient month-to-month memberships with no long-term contracts, including:
•base memberships that provide general access (with some amenities excluded) to a selected home center and all centers with the same or lower base monthly dues rate, with the option for a junior membership as an add-on. The junior membership add-on for children 13 years old and younger currently costs $30-$100 per month. We do not count junior memberships as incremental in our membership count since they are already part of our base membership;
•signature memberships that are base memberships plus access to certain products, services or spaces that would otherwise be accessible only upon payment of additional dues or fees such as small group training and court time for certain racquet sports at certain centers;
•qualified base memberships that can be purchased at a reduced rate and which may be subsidized through partnerships with third party administrators including certain medical insurance providers and which may have limited hours and have limited locations at which they are offered; and
•on-hold memberships for members who do not currently wish to access our centers, but still want to maintain certain member benefits, including the right to convert back to a Center membership without paying an enrollment fee. The majority of our on-hold memberships cost $15 per month.
Our membership mix is notably shifting with couples and families comprising increasingly larger portions of total memberships. These memberships have historically been more engaged with higher retention and higher average monthly dues. With these membership dynamics and our premium, high-use model, our newer centers are typically reaching their desired utilization and revenue with fewer memberships and in certain centers we are limiting qualified memberships, which have significantly lower average membership dues.
Our Highly Predictable Subscription-Based Revenue Model
Our subscription-based membership model creates highly predictable and recurring revenue that has proven to be resilient for over 30 years and across economic cycles. Membership dues and enrollment fees comprise our largest source of revenue, representing over 70% of our total Center revenue. Our strategic shift to a more robust subscription offering coming out of the pandemic has resulted in our membership dues and enrollment fees now representing over 72% of our total Center revenue for the year ended December 31, 2025. We believe this recurring revenue stream, the strength of our brand and the effective execution of our operating and new center growth strategy have driven our long-term track record of growth. Except in 2020 due to the impact of COVID-19, we have grown our revenue each year since 2000 and, in 2025, we recognized the highest revenue in our history, as shown below.
Revenue ($ in millions)

Our Engaged Members
The power of our lifestyle brand, attractive member demographics, breadth and desirability of amenities and services and high utilization of our centers allow us to build deeply meaningful connections with our members, which we believe are difficult for others in our industry to replicate fully.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits per membership to our athletic country clubs. Our average revenue per center membership increased to $3,531 in 2025 as compared to $3,160 and $2,810 in 2024 and 2023, respectively. Total visits to our clubs were over 122 million in 2025 as compared to over 114 million and over 103 million in 2024 and 2023, respectively. Average visits per membership to our centers remained strong at 149 for 2025.
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
Indoor and Outdoor Pools
Group Fitness Studios
Cycle Studios
Yoga & Pilates Studios
Indoor and Outdoor Tennis Courts
Indoor and Outdoor Pickleball Courts
LifeCafe with Poolside Service
Bar and Lounge
Free Weight and Resistance Equipment
Cardiovascular Equipment
Steam Room and Sauna
Cold Plunges
Racquetball and Squash Spaces
Locker Rooms
Child Center and Kids Academy
Basketball/Volleyball Courts

Dynamic Personal Training
Dynamic Stretch
Small Group Training
ARORA
MIORA
Weight Loss Coaching
Nutrition Coaching
LifeSpa and Medi-spa
Physical Therapy and Chiropractic
Assessments and Lab Testing
Sport Specific Coaching
Endurance Coaching
Swim Lessons and Team Coaching
Towel and Locker Service
Experience Life

Athletic Leagues and Tournaments
Kids’ Birthday Parties
Parents Night Out
Summer and Vacation Camps for Kids
Sports Training Camps
Athletic Events
LT Games
Social Events
Outdoor Group Runs
Outdoor Group Cycle Rides
Swim Meets
Charity Events
LTH Nutritional Supplements
Apparel

During 2025, we also organized approximately 51,800 events and served as a social and community hub for our members.
Our member base is primarily made up of members in affluent suburban and urban locations. We believe our membership base has a discretionary spending level that, on average, is less susceptible to adverse economic conditions. As of December 31, 2025, our members had a median household income of $160,000, which is 1.4 times the median income in the respective trade areas, 73% owned a home, approximately 60% are part of a couples or family membership and these members typically engage more fully within our centers, and approximately 61% had at least a college education. Additionally, our gender mix is balanced and approximately 44% are under 35 years of age and approximately 77% are under 55 years of age.
Our Growth Strategies and Member Experience Initiatives
We have built a strong foundation with an engaged membership base in pursuit of a healthy way of living. We continue to build on that foundation by executing several strategies and initiatives to grow and expand our business, further engage our members, optimize our memberships and member experience, and increase revenue per center membership. We are expanding the number of our centers in an asset-light model that targets higher income members, higher average annual revenue per center membership and higher returns on invested capital. We are also elevating our member experiences through new and improved in-center service offerings, omni-channel offerings and wellness products.

Expand National Footprint in Affluent Metropolitan Statistical Areas
We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner. We are now targeting 12 to 14 new locations on average per year starting in 2026. We also expect a larger percentage of our new centers will be large format ground up construction builds as compared to 2024 and 2025.
Our new center expansion initiatives are focused on strategic locations in increasingly affluent markets with higher income members that we expect will generate higher average dues, higher in-center revenue per membership and higher revenue per square foot. We believe we have significant whitespace opportunity for our premium athletic country clubs across the United States and Canada, as well as internationally. Since 2015, we have introduced more strategic center formats that can be modified to accommodate various settings, including ground-up suburban builds, mall or retail locations, vertical residential and urban locations. The strength of our brand, paired with this flexibility, has allowed us to expand our footprint on the East and West coasts and increased our presence in premium urban and coastal areas such as Boston, Chicago, New York City, Florida and California.
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
Flexible Asset-light Real Estate Model
We have a diversified portfolio of 189 resort-like athletic country club destinations that are primarily located in affluent markets across 31 states and one Canadian province. Since 2015, we have expanded our center base using an asset-light strategy that has also allowed us to grow the number of centers in a more cost-effective manner and to enter attractive urban and coastal markets with premium centers, where the price of real estate had historically been a deterrent to entry. Our growth strategy is flexible and we can capitalize on a variety of opportunities including (i) ground-up suburban builds leveraging sale-leaseback proceeds as a mechanism to recycle capital and reduce our overall net invested capital; (ii) existing facilities that we can acquire at below market value and open more quickly; (iii) entering into or taking over leases with tenant improvement contributions from landlords; and (iv) adapting existing retail or office space with tenant improvement contributions.
Approximately 71% of our centers are now leased, including approximately 84% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015.
We also benefit from our in-house architecture and design expertise that allows us to create operationally efficient centers and a consistent feel across our centers. This internal expertise has also helped us identify opportunities to better manage the cost of new centers as we balance our growth with any inflationary, labor or supply pressures.
We generally expect to have net invested capital, which we define as gross invested capital, net of construction reimbursements, less net proceeds from sale-leaseback transactions, of $25-$30 million per new location on average, with an average cash on cash return across our portfolio targeted at in excess of 30% after the three to four years it takes on average for our new centers to ramp to expected performance.
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
Over the past few years, we have been executing the following strategic initiatives, which are driving member engagement and participations in these areas:
•Pickleball. We now have over 800 dedicated pickleball courts and we had over 5.9 million participations during 2025. We believe pickleball is driving both new memberships and member engagement.
•Dynamic Personal Training. During 2025, we averaged over 220,000 Dynamic Personal Training sessions per month, an 18% increase in total sessions compared to 2024. After launching Dynamic Stretch in the third quarter of 2023, we averaged over 20,000 Dynamic Stretch sessions per month in 2025, a 34% increase in total sessions compared to 2024.
•Small Group Training. During 2025, we averaged over 42,000 small group training sessions per month, a 6% increase in total sessions compared to 2024, while also increasing total participation and average participants per session. Our small group training includes Alpha, GTX, Ultra Fit and MB360. We are also expanding our offering of CTR, a reformer-focused class where pilates meets athletic conditioning.
•ARORA. Our ARORA community is focused on members aged 55 years and older. We averaged over 9,000 classes per month in 2025, a 9% increase in total sessions compared to 2024. We believe we have opportunities to further grow our offerings to this community as the U.S. population continues to age.
•MIORA. Our MIORA performance and longevity health offering includes comprehensive assessments, proprietary therapies, supplements and recovery and rejuvenation tools. After launching a pilot location in 2024, we now have a total of eight locations.
•LT Games. We launched LT Games in 2025, which is a unique hybrid-athletic competition.
We have also been executing on enhanced offerings to accelerate growth beyond our centers, including selling our LTH nutritional products more broadly on e-commerce platforms.
Optimize Revenue per Center Membership
We expect to continue to elevate and expand our member experiences with a continued focus on increasing member engagement, while optimizing membership levels and membership dues in our centers. We believe that the pricing actions we have taken to better reflect our premier brand and the value our members receive has resulted in higher revenue and better member experiences. Our optimized pricing for a Center membership is determined center-by-center based on a variety of factors, including geography, market presence, demographic nature, population density, competition, initial investment in the center and available services and amenities. We expect to continually refine our strategy to optimize center performance including to strike the right balance between the number of members at any given center with the membership dues for that center.
We have grown our average revenue per center membership to $3,531 in 2025, up from $3,160 in 2024 and $2,810 in 2023. We believe our total Center revenue will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed above. Our new centers on average have taken three to four years to ramp to expected performance. As of December 31, 2025, we had 29 centers open for less than three years and 17 new centers under construction.
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
Our digital platform is delivering a true omni-channel experience through our integrated digital app, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. We are continuing to invest in our digital capabilities, including artificial intelligence such as L•AI•C, our first generative, artificial intelligence driven healthy way of life personal companion with personalized content and recommendations, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place. We have offered a direct-to-consumer Life Time Digital membership for non-members. Our current strategy, however, is to focus on our member experience as we invest in our integrated digital app and L•AI•C.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. We have also begun to dedicate space within many of our athletic country clubs for work lounges that have a design aesthetic similar to our Life Time Work locations. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences in close proximity to our athletic country clubs. As of December 31, 2025, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living concept is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us.
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
Human Capital
Our unwavering commitment to excellence and a “Healthy Way of Life” culture is driven by our passionate team members and strong leadership team that includes Bahram Akradi, our founder, Chairman and Chief Executive Officer. Life Time was founded by Mr. Akradi in 1992 to help people achieve their health, fitness and wellness goals by delivering entertaining, educational and innovative experiences with uncompromising quality and unparalleled service. Since our founding, we have believed that creating and sustaining a trusted community requires a high level of passion and commitment from our team. We therefore recruit, hire and certify those whom we believe are the best professionals in the industry to empower, educate and entertain our members. In addition, to enhance our member experience and drive consistency in our hospitality and services, we have a strong focus on team member culture, training and certification. We value a welcoming and inclusive culture where team members know they belong, they matter, and they make an impact. Our focus on engagement among team members attracts and fosters our diverse multi-generational member base.
By building a strong team, Life Time has continued to grow and consistently deliver exceptional experiences and financial results. As of December 31, 2025, we employed over 44,000 Life Time team members, including over 33,000 part-time employees and over 11,100 certified fitness professionals, ranging from personal trainers to studio performers. On average, our centers are generally staffed with approximately 220 to 260 full-time and part-time employees depending on center activity levels.
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
To build our HWOL brand, we aim to recruit, train, develop and empower team members through our culture of care and such initiatives as the Life Time Inclusion Council and Life Time Education discussed below. Our culture of care encourages our team members to exemplify HWOL in their personal and professional lives. We believe in supporting our team members throughout their journey from casting, onboarding, training, certification, career-path planning and employee resource or affinity groups. We also offer numerous supportive programs, including education, training and surveys.
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
To continue to make Life Time “A Place for Everyone”, we created the Life Time Inclusion Council, which is comprised of a group of core team members who govern in adherence to a charter with support from an executive sponsor, along with a larger network of ambassadors representing each of our center locations and many corporate divisions. Our Inclusion Council works through committees to identify and incubate areas for enhancing inclusion and cultural competency within our organization. Among other initiatives, Life Time has supported mentoring, coaching, engagement forums and inclusive leadership feedback and learning. Further, team members are encouraged to find support and resources in one or more of our five employee resource groups, which are open to all team members.
Development and Training
Our recruiting and talent acquisition teams seek diverse and highly skilled team members who promote a friendly and inviting environment and uphold consistency in performance and excellence in hospitality. Through this casting, we select team members whom we believe are the best fitness professionals in the industry to empower, educate and entertain our members. Additionally, all center team members are required to participate in a training and certification program that is specifically designed for their role and in education that promotes health and safety and reinforces our non-discrimination and anti-harassment policies. We also provide comprehensive training through our Learning Well platform that is comprised of both an externally licensed school branded as Life Time Academy (“LTA”) and an internal team member education and certification division that we call Life Time Education (“LTE”). LTA offers a certification for entry-level professionals to prepare for a career with Life Time or within the health, fitness and wellness industry. LTE delivers certification, learning, education and development opportunities for all team members. Life Time Education supports the culture of Life Time through programs in service, inclusion and belonging and personal and professional growth. Team members may also engage in ongoing mentoring and continuing education. We require an annual re-certification before any team member is permitted to work or to advance to other positions within our Company.
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
Compensation and Benefits
We believe that supporting our team members to be successful in their roles enables them to provide extraordinary experiences to our members. We offer a wide range of benefits designed to holistically support our team members in all areas of their lives. In addition to paid time off, paid sick leave, parental leave, adoption assistance, subsidized medical, dental and vision insurance, company paid life insurance, short and long-term disability, and a center membership, we also provide:
•Employee Assistance Program: Offers confidential assistance with personal, legal, work, financial and other life issues on a 24-hours-a-day, 7-days-a-week basis; and
•Life Time Mind (“LT Mind”): LT Mind is a holistic performance coaching program proprietary to Life Time aimed at helping team members optimize their performance, achieve their goals and enhance their well-being. Offerings for team members include online training and virtual mental resiliency coaching.
We are not a party to a collective bargaining agreement with any of our employees. We believe we have created a positive environment where our employees can thrive while delivering an uncompromising member experience, and we believe relations with our employees are good.
Information Systems
In addition to our standard operating and administrative systems, we use an integrated and proprietary member management system to manage the flow of member information within and between each of our centers and our corporate office. We have designed and developed our proprietary system to allow us to easily collect and process information. Our system enables us to, among other things, enroll new members with a digital membership agreement, capture digital pictures of members for identification purposes and capture and maintain specific member information, including usage. The system allows us to streamline the collection of membership dues digitally, thereby offering additional convenience for our members while at the same time reducing our corporate overhead and accounts receivable. In addition, we use a customer relationship management system to enhance our marketing campaigns and management oversight regarding daily sales and marketing activities.
Competition
We consider the following groups to be the primary participants in the health, fitness and wellness industry:
•health center operators, including, but not limited to, Equinox Holdings, Inc., The Bay Club Company, Invited (formerly ClubCorp), LA Fitness International, LLC, Powerhouse Gym and 24 Hour Fitness Worldwide, Inc.;
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
•country clubs;
•digital fitness, wellness and health services, including online or other technology-based personal training and fitness, wellness and nutrition coaching;
•the home-use fitness equipment industry;
•athletic event operators and related suppliers;
•providers of office co-working spaces and luxury apartments; and
•providers of wellness and other health and wellness-orientated products and services, including nutritional supplements.
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
Intellectual Property
Our business depends on the quality and reputation of our brand. We file a substantial number of our trademarks and service marks with the United States Patent and Trademark Office, including for Life Time and many of our branded studio classes, service offerings and products. We consider our brand to be one of our most important assets and certain of our trademarks and service marks to be of material importance to our business and actively defend and enforce such trademarks and service marks. Examples include LIFE TIME®, ®, EXPERIENCE LIFE®, DPT DYNAMIC PERSONAL TRAINING, ARORA®, MIORA®, LIFECAFE®, LTH, , LIFESPA®, LIFE TIME HEALTHY WAY OF LIFE®, L•AI•C, LIFE TIME WORK® and LIFE TIME LIVING®. Solely for convenience, our trademarks, service marks or tradenames may appear in this Annual Report without the corresponding ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent, our rights to such trademarks, service marks and tradenames.
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
In particular, within the health, fitness and wellness industry, federal and state statutes regulate the sale and terms of our membership contracts. State statutes often require that we:
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
Life Time Foundation
We believe in giving back to our communities in ways that empower people to live happy, healthy lives. In 2003, we formed the Life Time Foundation with a focus on inspiring healthier families. In 2010, we further focused on youth nutrition by helping schools serve wholesome, nourishing, minimally processed food to children. In 2022, we complemented these efforts with youth movement by helping increase physical activity and healthy movement in youth. Since 2010, the Life Time Foundation has provided more than $12 million in support to communities nationwide and positively impacted millions of children. In 2023, we expanded the mission of the Life Time Foundation to promote a healthy planet, including supporting forestation and conservation efforts aimed at fostering long‑term environmental well‑being. The Life Time Foundation is committed to advancing Healthy People, a Healthy Planet, and a Healthy Way of Life.
Available Information
We file annual, quarterly and special reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at http://www.sec.gov. Those filings are also available to the public free of charge on, or accessible through, our investor relations website at https://ir.lifetime.life under the “SEC Filings” tab. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report.
Item 1A. RISK FACTORS
Risks Relating to Our Business Operations and the Growth of our Business
We may be unable to attract and retain members and we may not effectively optimize memberships and increase revenue per center membership, either of which could have a negative effect on our business, results of operations and financial condition.
The success of our business depends on our ability to attract and retain members, optimize memberships and increase our revenue per center membership. There are numerous factors that could impact our ability to do these things, any of which could adversely impact our business, results of operations and financial condition. These factors include (i) our ability to deliver premium member experiences with strong member engagement, (ii) members valuing our offerings at the prices we charge including as we have shifted to a premium offering, (iii) changing desires, confidence, discretionary spending and behaviors of consumers and our ability to anticipate and respond to such shifts, (iv) introductions or terminations of products, services, memberships, benefits or technology, (v) general economic and environmental conditions, (vi) market or center maturity or saturation, (vii) direct and indirect competition in our trade areas and (viii) social fears such as terror or health threats.

All of our members are able to cancel their membership at any time upon providing advance notice. We must therefore continually engage existing members and attract new members. Our qualified membership programs, which are administered and often subsidized through third parties and provide significantly lower average membership dues, can also be canceled upon providing advance notice. Several qualified membership programs expire in 2026 if not renewed. As we limit the qualified membership program offerings and as some or all of the programs terminate or expire, we are seeking to optimize the memberships in our clubs and increase our revenue per center membership, which includes converting existing qualified members to other direct memberships with the Company. The factors outlined immediately above could impact our ability to do these things.
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
Our business, results of operations and prospects may be adversely affected by the environments in which we operate, including with respect to the macroeconomy, the political climate and social unrest, global pandemics or other health crises, severe weather, natural disasters and shifting climate patterns, hostilities and gun violence.
The macroeconomic environment in which we operate can adversely impact our business, results of operations and prospects, including with respect to inflation, interest rates, taxes or tariffs, labor and supply chain issues, and economic recession or low growth. While the inflation rate has improved and been more stable, the extended period of elevated inflation and overall higher costs has impacted our expenses and capital expenditures in several areas, including wages, construction costs, supply costs, utilities, rent and other operating expenses. These inflationary impacts pressure our margin performance and increase our capital expenditures, particularly for our cost to build new centers. Similarly, while interest rates have decreased and we have been able to secure interest rate swaps on the term loan portion of our variable rate credit facility, the comparatively higher interest rate environment has also increased the cost of our borrowings. The combined impact of inflation and higher interest rates, together with our focus on lowering our leverage ratio and generating positive free cash flow, caused us to temporarily slow down the start of new construction on our ground-up suburban builds, which impacted the centers we opened in 2024 and 2025. The macroeconomic environment can also adversely impact consumer sentiment and their ability or willingness to spend money to obtain or retain their membership with us or to engage with our in-center businesses.
The political climate in the United States and internationally is dynamic, with increased polarization and division, shifts in regulatory policies and enforcement, and social unrest and tensions. If we do not anticipate and manage the challenges relating to this environment, it could have a negative impact on our brand, revenue and profits.
Global pandemics or other health crises can also adversely impact our business, results of operations, financial condition and prospects. We experienced significant reductions in membership levels, revenue per center membership, center activity and new center growth related to the COVID-19 pandemic, including from the responses of diverse governmental authorities in closing or restarting our operations. Our business took time to recover from that pandemic. We cannot be certain that we will not need to close our centers, restrict operations within our centers or suspend or reduce the level of real estate or construction activities again related to another pandemic or health crisis.
Severe weather, shifting climate patterns and other physical climate-related risks, including drought, heat stress, storms, flooding and fires; natural disasters; and social unrest, hostilities and gun violence, including active threats or terrorist activities (or expectations about them), can adversely affect our members, consumer spending and confidence levels, supply availability and costs, as well as our operations in impacted markets, all of which could have an adverse effect on our business, results of operations, prospects and financial condition. We may also be forced to temporarily or permanently close centers due to any number of such circumstances. While the magnitude and timing of these impacts are uncertain and may vary across our members, suppliers, centers and markets, the severity and impact of center closures and center damage or destruction, and the cost to build or operate our centers, could increase as the climate, geopolitical and social environment changes, including as the frequency and severity of extreme weather increases, and with respect to our water usage in environments where water may be scarce or costly, the cost to cool our facilities in environments that experience higher temperatures. The severity and impact could also be greater in geographical locations across the country where we operate multiple centers and as we expand or continue to expand in potentially more challenging environmental locations. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully. Our business could also be impacted by risks associated with transition to a lower-carbon economy, including market risks such as building performance requirements, shifts in insurance markets and carbon pricing. Additionally, while we have been a company focused on corporate responsibility from our formation, as we continue to develop and execute on our initiatives in these areas, we could incur additional costs or risks that adversely impact our business.

If we are unable to successfully execute our asset-light growth strategy, our results of operations, cash flow and return on invested capital may be negatively impacted. Our center profitability may decline as we open new centers.
We are executing on a strategy to grow our business in an asset-light manner as detailed in “Item 1—Business—Our Growth Strategies and Member Experience Initiatives” of this Annual Report. To successfully expand the number of our centers, we must identify and acquire or lease sites that meet the site selection criteria we have established. We may face competition for sites that meet our criteria, and as a result, we may lose those sites or we could be forced to pay higher prices for those sites. Additionally, we must engage and negotiate with numerous third parties, including landlords, developers, sellers, contractors and governmental authorities. Their timeline and ability to move forward may differ from ours. If we are unable to cost-effectively identify and acquire or lease sites for new centers, or if our analysis of the suitability of a site is incorrect, our revenue growth rate, profits, cash flow and return on invested capital may be negatively impacted. Additionally, if we do not adapt to or anticipate the challenges relating to expanding our operations, including more diverse locations, sizes and types of buildings, executing remodels and determining timelines in new markets and spaces, we may not be able to expand profitably at our targeted returns and on the timeline or at the rate we expected. Any of these results could have a negative impact on our revenue growth rate, profits, cash flow and returns.
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
Opening new centers in existing markets attracts some memberships away from other centers in those markets, which could lead to diminished revenue and profitability. In addition, as a result of new center openings in existing markets, and because older centers represent an increasing proportion of our center base over time, our same-center revenue increases will be lower than in the past.
Delays in new center openings could have an adverse effect on our growth.
A significant amount of time and capital expenditures is required to develop and construct or remodel our new centers. Our ability to open new centers on schedule and on budget or at all depends on a number of factors, many of which are beyond our control. These factors include:
•obtaining financing at acceptable rates, including executing sale-leaseback transactions to fund construction of new sites and negotiating tenant improvement contributions from developers and landlords;
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
•recruiting, training and retaining qualified employees; and
•general economic conditions, including inflation that has elevated new center construction costs.

Our growth and changes in the industry could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
Our plans for expansion and development, including an increase in the number of our new centers each year, development of existing and new businesses and memberships, expansion of our “Healthy Way of Life” ecosystem and acquisitions of other businesses, as well as changes in the industry, may place significant demands on our administrative, operational, financial, technological and other resources. Any failure to manage growth and development effectively could harm our business. To be successful, we will need to continue to develop technologically and implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention.
We may incur significant costs in the development and implementation of new or re-imagined businesses or strategies with no guarantee of success.
In order to elevate and broaden member experiences, increase our revenue per center membership, remain competitive, respond to consumer demands and expand our business, we have developed, and expect to continue to develop and re-imagine, in-center, digital and ancillary businesses and strategies as well as co-working and living spaces. We may incur significant costs in the development or refinement of these businesses and strategies, some of which may be outside of our core competency. In addition, we cannot guarantee that these businesses or strategies will be successful and contribute to earnings or that we will be able to scale these businesses in an efficient manner or at all, and any of these businesses or strategies may lose money and have an adverse effect on our business, financial condition and operating results.
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
We compete with numerous industry participants as detailed in “Item 1—Business—Competition” of this Annual Report. Competitors compete with us to attract members in our markets and digitally. Competitors also attempt to copy all or portions of our business model or services, which could erode our market share and brand recognition or impair our business and results of operations. It is also possible that competitors could introduce new products and services or new ways to provide those products and services that negatively impact consumer preference or willingness to pay for our products and services. Certain competitors have advantages over us, including non-profit and government organizations may be able to obtain land and construct centers at a lower cost and collect membership fees without paying taxes, thereby allowing them to charge lower prices. Additionally, consolidation in the health, fitness and wellness industry could result in increased competition among participants. This competition may limit our ability to attract and retain members or to optimize our revenue per center membership, each of which could materially and adversely affect our business, results of operations and financial condition.

Our dependence on third-party suppliers for equipment and certain products and services could result in disruptions to our business and could adversely affect our business, results of operations and financial condition.
Equipment and certain products and services needed for us to operate our business efficiently and to consistently meet our business requirements are sourced from third-party suppliers. The ability of these third-party suppliers to successfully provide reliable and high-quality products and services is subject to economic, political, trade, technical and operational uncertainties that are beyond our control. Any disruption to our suppliers’ operations, or any inability by us to identify and enter into agreements with alternative suppliers on a timely basis and on acceptable terms, could impact our supply chain and our ability to service our centers and elevate and expand our brand. Transitioning to new suppliers could be time-consuming and expensive and may result in interruptions in our operations. If any of these events occurs, it could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Our Brand
Our business depends on the quality and reputation of our brand, and any deterioration in the quality or reputation of our brand or in the health, fitness and wellness industry could materially adversely affect our market share, business, results of operations and financial condition.
Our brand and reputation are among our most important assets. Our ability to attract and retain members and expand our business is impacted by the external perceptions of Life Time as a leading lifestyle and leisure brand that consistently delivers premium experiences. Any operation of our centers or omni-channel ecosystem that does not meet expectations, any adverse incidents, including involving social matters, the safety of our members, guests or employees, physical or sexual abuse, or harm to a child at any of our children areas, or any negative events or publicity regarding us, our competitors or the health, fitness and wellness industry, may damage our brand and reputation, cause a loss of consumer confidence in Life Time and our industry and have an adverse effect on our market share, business, results of operations and financial condition.
Use of social media platforms, and email, text messaging, phone and social media marketing, may adversely impact our reputation, business, results of operations, and financial condition or subject us to fines or other penalties.
Negative commentary and videos about us or calls for collective action against us, such as boycotts, may be posted on social media platforms or similar at any time to a broad audience, which may harm our brand, reputation or business without affording us an opportunity for redress or correction in a timely manner or at all. Consumers value readily available information about health, fitness and wellness and often act on such information without further investigation and without regard to its accuracy.
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
We rely on our trademarks, trade names and brand names to distinguish our products and services from the products and services of our competitors, and we have registered or applied to register many of these trademarks. There is no assurance that our trademark applications will be approved in the United States or internationally. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products or services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands and to replacing products. In particular, although we own a United States federal trademark registration for use of the LIFE TIME® mark in the field of health and fitness centers, we are aware of entities in certain locations around the country and internationally that use LIFE TIME FITNESS, LIFE TIME or other similar marks in connection with goods and services related to health, fitness and wellness. The rights of these entities in such marks may predate our rights. Accordingly, if we open any centers or otherwise operate in the areas in which these parties operate, we may be required to pay royalties or other fees or may be prevented from using the mark in such areas. Furthermore, if any third party were to successfully seek cancellation of our trademark registrations, we may be prevented from using such marks throughout the United States or internationally.

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
Risks Relating to Our Technological Operations
We rely on technology and if we are unable to adapt to significant and rapid technological change, including with respect to artificial intelligence, and deliver connected and digital experiences, we may not compete effectively and our business could be adversely affected.
Technology is a key component of our business model and we regard it as crucial to our success moving forward. We increasingly use electronic and digital means to interact with our members, provide services and products, support our business operations and collect, maintain and store individually identifiable information. We use an integrated and proprietary member management system to manage the flow of member information within each of our centers and between centers and our corporate office. We also continue to invest in our mobile application and systems, including artificial intelligence such as L•AI•C, our first generative, artificial intelligence driven healthy way of life personal companion with personalized content and recommendations. While we seek to offer our members best-in-class technology solutions, we operate in an environment of significant and rapid technological change, including with respect to artificial intelligence, and with industry participants who have greater resources and personnel dedicated to innovating and developing technology and artificial intelligence. To remain competitive, we must continue to maintain, enhance and improve the functionality, capacity, accessibility, reliability, use and features of our mobile application, automated member interfaces and other technology offerings as well as the use of technology and artificial intelligence in the corporate support of our business.
Our growth and success will depend, in part, on our ability to continue to elevate and broaden our member experiences and product and services offerings, including through developing our omni-channel ecosystem, licensing leading technologies, systems and use rights, enhancing our existing platforms and services and creating new platforms and services. We must also respond to member demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis. The adoption of new technologies or market practices (including artificial intelligence) requires us to devote significant resources to improve and adapt our services and how we operate. We need to secure and maintain third party rights including to use music with our content, which can be costly depending on the method we use to provide our content and may involve many third parties and navigating complex and evolving legal issues. Keeping pace with these ever-increasing technological and use requirements can be expensive, and we may be unable to make these improvements to our technology infrastructure or obtain the necessary use rights in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, or to adapt to and leverage technological advancements and changing standards, our business, results of operations and financial condition could be materially and adversely affected. Furthermore, we may rely on the ability of our members to have the necessary hardware products (smartphones, tablets, watches, etc.) to support our new product offerings. To the extent our members are not prepared to invest or lack the necessary infrastructure, the success of any new initiatives may be compromised.
If we fail to properly maintain the operation, integrity and security of our systems and our data or the data of our members, guests and employees, to comply with applicable privacy or other laws, or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be adversely affected.
The operation, integrity and security of our systems and our data and the data of our members, guests and employees is critical to us. Despite the security measures we have in place and our continuous assessment and improvements, our systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, malicious attacks, misinformation, demands for ransom, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Because such attacks and other events are increasing in sophistication and frequency and frequently change in nature, including due to artificial intelligence being used by bad actors, we, and our third-party service providers, may be unable to anticipate such events or implement adequate preventative measures, and any compromise of our systems, or those of our third-party providers, may not be discovered and remediated promptly. Any such event or any changes in consumer behavior following such an event affecting us or a third party may materially and adversely affect our business, which in turn may materially and adversely affect our reputation, results of operations and financial condition. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully, which could have a material adverse effect on our business, results of operations and financial condition.
Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable or other personal data by our businesses are regulated at the federal, state and foreign levels as well as by certain financial industry groups, such as the Payment Card Industry Security Standards Council, Nacha, Canadian Payments Association (Payments Canada) and individual credit card issuers. Some of this data is sensitive and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise. Federal, state and foreign regulators and financial industry groups continue to adopt or consider new privacy and security requirements that may apply to our businesses. Similarly, federal, state and foreign regulators are considering laws and regulations for artificial intelligence. Compliance with evolving and fragmenting privacy, artificial intelligence and security laws, requirements and regulations results in time and cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of information that is housed in one or more of our databases. Noncompliance with privacy or artificial intelligence laws, financial industry group requirements or a security breach or other event involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have adverse effects on our business, operations, brand, reputation and financial condition, including decreased revenue, fines and penalties, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief.
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
As of December 31, 2025, we had total consolidated indebtedness outstanding of approximately $1,525 million, as detailed in Note 9—Debt, to our consolidated financial statements included in Part II, Item 8 of this Annual Report. For the year ended December 31, 2025, our interest expense, net of interest income was $82 million. Our annual debt service obligation for 2026 is expected to be approximately $86 million for interest and $22 million primarily for term loan and mortgage principal payments. We and our subsidiaries may still incur substantially more debt, including secured debt.

As of December 31, 2025, we had 185 leased properties, including 134 center leases and 11 ground leases and 17 centers under construction. For the year ended December 31, 2025, our rent expense was approximately $339 million. In addition to minimum lease payments, some of our center leases provide for additional rental payments based on a percentage of net sales, or “percentage rent,” if sales at the respective centers exceed specified levels, as well as the payment of common area maintenance charges, real property insurance and real estate taxes. Many of our leases also have defined escalating rent provisions over the initial term and any extensions. As we continue to execute on our asset-light growth strategy, including sale-leaseback transactions, we expect to lease, rather than own, the majority of our new centers in the future. With our strategy to execute sale-leaseback transactions, we may also have an increasing number of leased locations with a small number of lessors. As of December 31, 2025, we had 55 properties subject to 15 master leases with 14 lessors.
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
•requiring a substantial amount of our cash flows to be dedicated to debt service and lease obligations, thereby reducing the amount of cash flows available for working capital, capital expenditures, our growth strategy and other general corporate purposes or business opportunities;
•restricting our ability to pay dividends or make distributions on our capital stock or repurchase our capital stock;
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
We are highly dependent on the services of our senior management team and other key employees at both our corporate headquarters and our centers. Competition for such employees is intense and most of our executive officers have each been with the Company for over 20 years. Our inability to attract, retain, replace, train and motivate qualified employees in a timely and effective manner could reduce member satisfaction, harm our brand and reputation and adversely affect our operating efficiency and financial results.
Staffing shortages, including for our centers and for key corporate and technology resources, could also hinder our ability to implement our business and growth strategy. Payroll costs are a major component of the operating expenses at our centers. We have experienced and may continue to experience a labor market that requires higher wages and increased benefits, which places pressure on our profitability. Increases in minimum wage rates and mandatory benefits could also result in increased costs for us, which may adversely affect our results of operations and financial condition.
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
•health or safety regulations related to various center operations, whether operated directly, as a managed service provider or a business associate to third parties, such as MIORA, Life Clinic, our Dynamic Personal Training, LifeCafe, LifeSpa and medi-spa, Life Time Swim and Life Time Kids;
•regulation or licensing of ancillary health, fitness and wellness-related products and services;
•licensing or other regulation of our service providers, such as cosmetologists, massage therapists and registered dietitians;
•environmental and workplace safety laws and regulations;
•climate-related laws and regulations;
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
We defend against claims related to the development, construction or operation of our facilities and the use, condition or content of our premises, facilities, equipment, mobile application, services, activities or products, which could have a negative effect on our results of operations and financial condition.
Use of our premises, facilities, equipment, mobile applications, services, activities, events or products poses potential health or safety risks to members, guests and customers. Claims are asserted against us from time to time for loss, injury or death suffered by someone (including a minor child) using or visiting our premises, facilities, equipment, mobile applications, services, activities, events or products. We could also face claims in connection with the development, construction and remodel of our centers and other facilities, as well as claims related to environmental matters or remediation. While we carry insurance generally applicable to such claims, we face exposure for losses within any self-insured retention or for uninsured damages.
We also face claims for economic or other damages by members, guests, customers or employees, including consumer protection, wage and hour, membership or ancillary services contract, or other statutory or common law claims arising from our business operations. Such claims may be uninsured or the proceeds of our insurance coverages for such claims may be insufficient to cover our losses fully. Depending upon the outcome, these matters may have a material adverse effect on our business, results of operations and financial condition.

We defend claims related to our health, fitness and wellness-related offerings or other claims, and the value and reputation of our brand may suffer.
We offer directly or through third parties a variety of health, fitness and wellness-related products and services, such as nutritional and weight loss products, blood screenings and other assessments, anti-aging and longevity services, health, fitness and wellness content and services, chiropractic services and medi-spa services. Claims are asserted or governmental investigations are conducted from time to time against us or such third parties related to these products and services, including regarding the ingredients in, manufacture of or results of using our nutritional products, our provision of other health, fitness and wellness-related services or content or our relationships with third parties. There is no assurance that we will not be required to cease providing certain products or services or that any rights we have under indemnification provisions and/or insurance policies will be sufficient to cover any losses that might result from such claims. Any publicity surrounding such claims may negatively impact the value of our brand.
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
We may not be able to maintain insurance, including general liability and property insurance, on acceptable terms or maintain a level of insurance that would provide adequate coverage, including against potential third-party liability, health and safety issues, property loss caused by severe or frequent extreme weather or otherwise and other claims. An increase in the number of claims against health and fitness center operators generally or against us in particular may cause the cost of insurance for the industry as a whole or us in particular to rise, and comprehensive insurance coverage may become more difficult to attain. For example, our level of insurance has decreased and the relative cost has increased for insuring parts of our business including our medi-spa services. Any gaps in insurance or any increase in the cost of insurance may have a material adverse effect on our business, results of operations and financial condition.
Adverse developments in applicable tax laws or tariffs could have a material and adverse effect on our business, financial condition and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law or changes in the scope of our operations.
We are subject to taxation in the United States at the federal level and by certain states and municipalities and foreign jurisdictions because of the scope of our operations. Additionally, despite the vast majority of our operations being currently operated in the United States, our operations and new center growth could be subject to new or increased tariffs. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose, and certain jurisdictions are actively considering, incremental or new taxes on us. Any adverse developments in tax laws or regulations, including legislative changes, judicial holdings or administrative interpretations, or any new or increased tariffs that impact our operations or growth, could have a material and adverse effect on our business, financial condition and results of operations. Changes in the scope of our operations, including expansion to new products or new geographies, could also increase the amount and type of taxes and tariffs to which we are subject, and could increase our effective tax rate.
Risks Relating to Ownership of Our Common Stock
Our share price has and may change significantly, and stockholders may not be able to resell our common stock at or above the price per share paid or at all.
The trading price of our common stock has experienced volatility. Stock volatility often has been unrelated or disproportionate to the operating performance of particular companies. Additionally, how active and liquid the trading market on the NYSE for our common stock may be impacted by the fact that certain of our existing stockholders who were stockholders before the IPO, who we refer to as the “Voting Group,” collectively held as of December 31, 2025, approximately 38.3% of the voting power of our common stock (down from 62.7% as of December 31, 2024). Stockholders may not be able to resell our common stock at or above the price per share paid due to a number of factors, such as the amount of liquidity in the market for our shares, those listed in other portions of this “Risk Factors” section and the following:

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
As of December 31, 2025, we had a total of 221,076,666 shares of common stock outstanding and the Voting Group held approximately 38.3% of such shares (down from 62.7% as of December 31, 2024). The Voting Group includes investment funds affiliated with Leonard Green & Partners, L.P. and its affiliates (“LGP”) and TPG Inc. and its affiliates (“TPG”), which collectively held approximately 19.3% of our common stock as of December 31, 2025 (down from 42.5% as of December 31, 2024). Most of the shares of our common stock held by the Voting Group are “restricted securities” under Rule 144 of the Securities Act and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. The Voting Group has certain registration rights under the amended and restated stockholders agreement with the Company (the “Stockholders Agreement”). Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement. We currently have an automatic shelf registration statement on Form S-3 filed with the SEC under which we or the Voting Group could elect to register shares of our common stock as was done in 2024 and 2025.
If the Voting Group exercises its registration rights again, sells a significant number of shares pursuant to an exemption from registration or is perceived by the market as intending to sell them, the market price of our common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities.
In addition, our shares of common stock subject to outstanding awards or reserved for future issuance under our 2015 Equity Incentive Plan, 2021 Incentive Award Plan and our 2021 Employee Stock Purchase Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to any vesting agreements. We may also issue our securities in connection with investments or acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders and the securities issued may have rights that are senior to our common stock.

The Voting Group owns a significant amount of our common stock and their interests may not be aligned with yours. We ceased being a “controlled company” within the meaning of the NYSE rules and the rules of the SEC in June 2025.
As long as the Voting Group continues to own a significant amount of our total outstanding shares of common stock, they will be able to strongly influence the outcome of corporate actions.
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
We ceased to be a “controlled company” within the meaning of the corporate governance standards of the NYSE and the rules of the SEC effective as of June 5, 2025. Within one year of that date, we are required to have a nominating and corporate governance committee and compensation committee that consist entirely of independent directors. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, stockholders may not have the same protections afforded to stockholders of other companies that are subject to all of the corporate governance requirements of the NYSE until we meet such requirements during 2026.
Transactions undertaken in connection with the repurchase of our common stock may not occur, and if they do, may not realize the anticipated long-term stockholder value and could have adverse tax effects on us.
In February 2026, our board of directors authorized a share repurchase program for the repurchase of up to $500 million of our common stock, as detailed in “Part II—Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities.” Our share repurchase program does not obligate us to repurchase any specific number of shares of common stock, has no expiration date and may be modified, terminated or suspended at any time without prior notice. The timing and amount of repurchases, if any, will be subject to our liquidity, leverage ratio, stock price, business and market conditions, and compliance with applicable legal and contractual obligations. Additionally, repurchases of our common stock could reduce our cash reserves, which may impact our ability to finance our growth and strategic acquisitions or opportunities. Repurchases of our common stock, or any decision to not utilize the full authorized amount, could affect the trading price of our common stock and could increase volatility. Although share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that our program will do so. Additionally, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) imposed a 1% excise tax on the fair market value of stock on certain repurchases (including redemptions) of stock by publicly traded corporations on or after January 1, 2023, subject to certain exceptions (including an exception that allows netting the amount of stock redemptions or repurchases against certain new issuances of stock). Subsequently, the U.S. Department of the Treasury issued final regulations providing additional rules about this excise tax. If we redeem or repurchase shares of our common stock in connection with the share repurchase program that we have announced, we could be subject to this excise tax unless we qualify for any of the exceptions that are provided in the Inflation Reduction Act, in the final regulations, or in other laws, regulations or rules. Any such excise tax would be our liability and could increase the amount of tax that we are required to pay.
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
•prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);
•eliminating the ability of stockholders to call a special meeting of stockholders;
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings;
•requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our amended and restated certificate of incorporation or amended and restated bylaws; and
•electing not to be governed by Section 203 of the DGCL.
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
Risk Management and Strategy
We take a risk-based approach with our cybersecurity program that has been designed in accordance with the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our program focuses on a variety of potential material risks including operational (including unauthorized access and business continuity), financial, reputational and compliance-related. We analyze these risks based on numerous factors and also weigh their likelihood and potential impact. This analysis is led by our Chief Digital Officer, Senior Vice President of Technology and Chief Information Security Officer as detailed below under “—Governance.” Additionally, we have identified cybersecurity as a credible technology-related risk under our enterprise risk management (“ERM”) program. Our Chief Digital Officer is the owner of our technology risks and is therefore charged with executing controls to monitor and mitigate cybersecurity risks through people, processes and technology. Our ERM Committee is comprised of Company leaders who meet to consider, among other matters, the effectiveness of the risk monitoring and mitigating and the expected frequency, severity and trend of our credible risks including cybersecurity.
We seek to continuously improve and mature our program within the NIST framework based on our risk assessment, the threat landscape as well as our business needs and industry trends. We also apply administrative, operational and technical security controls to handle and process our data and the data of our members, guests and employees in a responsible and secure manner, including through various internal policies and standards governing information security. We leverage the expertise and advice of third parties to conduct audits, assessments, tabletop exercises, penetration testing and other reviews to assist us in identifying and implementing improvements to our cybersecurity program and aligning it with the NIST framework and our overall ERM program.
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
Our Executive Vice President and Chief Digital Officer is our executive team member responsible for our cybersecurity program and our Chief Information Security Officer (“CISO”) leads the program with the support of our Senior Vice President of Technology. Together they provide updates to the ERM Committee and present to our Audit Committee at least annually. In addition, we have established an incident response team comprised of a cross-functional group of team members who manage our response to any cybersecurity incident pursuant to our incident response plan.
Our CISO has an undergraduate degree in Management Information Systems, decades of cybersecurity and technology experience and broad industry-wide experience, including in hospitality, retail, medical, energy and government. Members of our cybersecurity team have over 100 years of combined cybersecurity experience and hold professional certifications from security organization such as ISC2 and SANS Institute that include Certified Information Systems Security Professional (CISSP), GIAC Web Application Penetration Tester (GWAPT), GIAC Penetration Tester (GPEN), GIAC Certified Intrusion Analyst (GCIA) and GIAC Certified Forensic Analyst (GCFA). Our cybersecurity team also stays informed on the latest developments in cybersecurity, including trends, risks, threat vectors, impacts and risks from artificial intelligence and attack mechanisms, through security and compliance-related seminars, conferences, continuing education training, news feeds and forums and our CISO sits on various CISO committees and roundtables. Our CISO’s knowledge and experience, coupled with the expertise and advice we receive from third parties, are instrumental in assessing and managing our cybersecurity program, including our strategy, security engineering, security operations, cybersecurity awareness and training, information technology governance and compliance, and cyber threat identification, assessment, management, mitigation and response.
Item 2. PROPERTIES
We operate distinctive, resort-like athletic country club destinations in both affluent suburban and urban locations centered around major metropolitan areas in the United States and Canada. As of December 31, 2025, we operated 189 centers in 31 states and one Canadian province, 55 of which were owned (including ground leases) and 134 of which were leased. During 2025, we opened 10 new centers. Our luxurious athletic country clubs total over 18 million of indoor square feet and over seven million of outdoor square feet in the aggregate and measure approximately 97,000 square feet on average. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa personal care services, LifeCafe healthy restaurants and child care and Kids Academy learning spaces. Excluding renewal options, the terms of our leased centers, including ground leases, expire at various dates from March 2027 through December 2054. Including renewal options, only nine of our 134 leases expire in the next 15 years. The majority of our leases have renewal options and a few grant us the right to purchase the property. Of our 55 owned properties, 21 are pledged as collateral under our Credit Facilities as well as our secured notes, and eight are pledged as collateral under our mortgage notes.
Our corporate headquarters, located in Chanhassen, Minnesota next to our Chanhassen center, is comprised of two 105,000 square foot, free-standing, three-story buildings that we own.

The table below contains information about our centers as of December 31, 2025:

	Number of Owned Centers	Number of Leased Centers	Total Number of Centers	Aggregate Indoor Square Feet
United States:
Alabama	0	1	1	104,336
Arizona	0	7	7	681,917
California	5	4	9	780,404
Colorado	2	6	8	784,861
Connecticut	0	1	1	53,198
Florida	1	5	6	436,601
Georgia	3	6	9	841,618
Illinois	6	9	15	1,585,414
Indiana	2	0	2	127,512
Iowa	0	1	1	110,378
Kansas	1	1	2	222,712
Maryland	1	3	4	397,256
Massachusetts	0	7	7	749,394
Michigan	2	5	7	686,407
Minnesota	12	11	23	2,108,989
Missouri	0	2	2	238,287
Nebraska	0	1	1	116,409
Nevada	1	1	2	258,062
New Jersey	1	6	7	804,190
New York	2	10	12	808,693
North Carolina	1	3	4	378,804
Ohio	2	5	7	575,895
Oklahoma	0	2	2	232,206
Oregon	1	0	1	133,526
Pennsylvania	0	3	3	324,509
Tennessee	0	2	2	236,129
Texas	8	24	32	3,211,109
Utah	0	1	1	109,800
Virginia	1	5	6	601,008
Washington	0	1	1	34,385
Wisconsin	0	1	1	126,423
Canada:
Ontario	3	0	3	397,853
Total Centers	55	134	189	18,258,285
In a few of our centers, we sublease space to third parties. The square footage figures above include those subleased areas. The center square footage figures exclude areas used for tennis courts, outdoor swimming pools, outdoor play areas and stand-alone Life Time Work, Life Time Sport and Life Time Swim locations.
In addition to the centers listed in the table above, as of December 31, 2025, we had 17 new centers under construction. We also operate 10 facilities that we classify as satellite locations. These include tennis-only facilities that we own in Oakdale, Minnesota; Centennial, Colorado; and Plano, Texas; a pickleball-only facility that we own in Chanhassen, Minnesota; a racquet club that we lease in Creve Coeur, Missouri; a racquet club that we own in Boise, Idaho; along with leased small centers in Austin, Texas; Battery Park, New York; 5th Avenue, New York; and Hackensack, New Jersey.

Other Property Data:

	December 31,
	2025	2024	2023
	(Number of centers)
Center age:
Open 1 to 12 months	10	8	11
Open 13 to 37 months	22	21	17
Open 37+ months	157	150	143
Total centers	189	179	171
Center ownership:
Own	35	37	33
Own/ground lease	11	11	11
Own/mortgaged outside of Credit Facilities	8	8	13
Joint venture	1	1	1
Leased	134	122	113
Total centers	189	179	171
Item 3. LEGAL PROCEEDINGS
Life Time, Inc. et al. v. Zurich American Insurance Company — On August 19, 2020, Life Time, Inc., several of its subsidiaries and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”), filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (the “District Court”) (Case No. 27-CV-20-10599) (the “Action”), seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties appealed from that judgment to the Minnesota Court of Appeals (the “Court of Appeals”). On August 11, 2025, the Court of Appeals reversed the District Court’s order granting summary judgment in favor of Zurich, holding that governmental closure orders were the causes of the Life Time Parties’ losses under the property/business interruption policy, and not the pandemic. The Court of Appeals concluded that the Life Time Parties have a coverage limit of $1.0 million per occurrence and there were 29 occurrences, reflecting the 29 different jurisdictions that issued closure orders affecting the Life Time Parties’ 150 locations during that time. The Court of Appeals remanded the Action to the District Court for further proceedings. On September 8, 2025, Zurich petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals. On September 30, 2025, the Life Time Parties filed an opposition to Zurich’s petition for review. On October 29, 2025, the Minnesota Supreme Court denied Zurich’s petition for review. In November 2025, Zurich paid approximately $40 million to Life Time in partial satisfaction of Life Time’s legal claims in this Action, representing payment of up to $1.0 million plus interest for 26 occurrences of 29 total occurrences found by the Court of Appeals in its order dated August 11, 2025. The Action will be remanded to the District Court for further proceedings. The Action is subject to uncertainties, and the final outcome of the matter is not predictable with assurance.
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
Holders
As of February 20, 2026, there were 23 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listing maintained by depositories.
Dividends
We do not currently pay any cash dividends on our common stock and do not expect to pay any cash dividends on our common stock for the foreseeable future. We anticipate that our earnings in the foreseeable future will be focused towards supporting our operations, financing the growth and development of our business and returning capital to stockholders pursuant to our Share Repurchase Program (defined below). Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. In addition, our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. The covenants in the credit agreement governing our senior secured credit facility and the indenture governing our secured notes have restrictions, with exceptions and baskets, regarding the ability of our subsidiaries to pay dividends or otherwise transfer assets to us.
Purchases of Equity Securities
During the fourth quarter of the fiscal year ended December 31, 2025, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.
On February 19, 2026, our board of directors approved a share repurchase program of up to $500 million of our outstanding common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made from time to time at the discretion of management through open market purchases, block trades, accelerated or other structured share repurchase programs, privately negotiated transactions, Rule 10b5-1 plans or other means, and may include purchases from affiliates. The manner, timing, pricing and amount of any transactions will be subject to the discretion of management and may depend on a variety of factors, including business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.
Stock Performance Graph
The following graph compares the change in total cumulative stockholder return on our common stock for the period from the close of trading on October 7, 2021, which was the first day our common stock began to trade publicly on the NYSE, to the end of fiscal 2025 relative to the performance of the S&P 500 Index, the S&P 400 Index and the Russell 2000 (Total Return) Index. We include a comparison against the Russell 2000 (Total Return) Index because there is no published industry or line-of-business index for our industry, and we do not have a readily definable peer group that is publicly traded. The graph assumes $100.00 is invested at the closing price of $17.75 for our common stock on October 7, 2021.
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
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025, for discussion of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of nearly 1.6 million individual members, who together comprise nearly 873,000 memberships, as of December 31, 2025. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes more than 185 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.
Our luxurious athletic country clubs total over 18 million of indoor square feet and over seven million of outdoor square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 44,000 Life Time team members, including over 11,100 certified fitness professionals, ranging from personal trainers to studio performers.

Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership increased to $3,531 for the year ended December 31, 2025 as compared to $3,160 for the year ended December 31, 2024 and $2,810 for the year ended December 31, 2023. Total visits to our clubs were over 122 million in 2025 as compared to over 114 million in 2024 and over 103 million in 2023, and average visits per membership to our centers remained strong at 149 in 2025.
Our membership mix is notably shifting with couples and families comprising increasingly larger portions of total memberships. These memberships have historically been more engaged with higher retention and higher average monthly dues. With these membership dynamics and our premium, high-use model, our newer clubs are typically reaching their desired utilization and revenue with fewer memberships. Additionally, the number of our qualified memberships, which have significantly lower average membership dues, are decreasing as we limit their offering and certain third party administrated programs are terminated or expire.
We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenues.
Our total Center revenue increased to $2,909 million for the year ended December 31, 2025 as compared to $2,547 million for the year ended December 31, 2024 and $2,154 million for the year ended December 31, 2023. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance. As of December 31, 2025, we had 29 centers open for less than three years and 17 new centers under construction. We are expanding the number of our centers using an asset-light model that targets affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase.
We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner. We are now targeting 12 to 14 new locations on average per year starting in 2026. We also expect a larger percentage of our new centers will be large format ground up construction builds as compared to 2024 and 2025.
We also continue to execute several strategic initiatives that are driving revenue, engagement, membership optimization and expansion as we elevate and broaden our member experiences and allow members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX, Ultra Fit, MB360 and CTR, our ARORA community focused on members aged 55 years and older, and most recently LT Games, a unique hybrid-athletic competition. Our MIORA performance and longevity health offering is performing to our expectations and we now have a total of eight locations.
We have also been executing on enhanced offerings to accelerate growth beyond our centers. We are selling our LTH nutritional products more broadly on e-commerce platforms. Additionally, our digital platform is delivering a true omni-channel experience through our integrated digital app, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. We are continuing to invest in our digital capabilities, including artificial intelligence such as L•AI•C, our first generative, artificial intelligence driven healthy way of life personal companion with personalized content and recommendations, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. We have also begun to dedicate space within many of our athletic country clubs for work lounges that have a design aesthetic similar to our Life Time Work locations. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences in close proximity to our athletic country clubs. As of December 31, 2025, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living concept is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.

Macroeconomy and Policy Environment
We continue to monitor the macroeconomic and policy environment and its impact on our business, including with respect to tariffs, inflation, interest rates, taxes and labor, as well as a potential economic recession or low growth and general economic and political conditions. There continues to be macroeconomic and geopolitical uncertainty in many markets around the world, including as a result of international unrest and trade policy, and new or elevated tariffs, which have increased certain of our expenses and capital expenditures, but have not had a material impact on our business. We continue to analyze the potential impact of these events and any resulting downstream impacts, including higher inflation. Despite these headwinds, we have experienced growth in our revenue and expanded our operating margins. We will continue to monitor the macroeconomic and policy environment and while any future uncertainty or volatility, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could adversely affect our business and results of operations, we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
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
Provision for income taxes
The provision for income taxes consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law.
Net income
Net income consists of our total revenue, less our total operating expenses, and then adjusted for other (income) expenses and provision for income taxes, as set forth on our consolidated statements of operations.
Non-GAAP Financial Measures
This discussion and analysis includes certain financial measures that are not presented in accordance with GAAP, including Adjusted net income, Adjusted net income per common share, Adjusted EBITDA, free cash flow and ratios related thereto. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, these non-GAAP financial measures should be read in conjunction with our financial statements prepared in accordance with GAAP. The reconciliations of the Company’s non-GAAP financial measures to the corresponding GAAP measures should be carefully evaluated.
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

Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the years ended December 31, 2025, 2024 and 2023. The following information has been presented consistently for all periods presented.

	Year Ended December 31,
	2025	2024	2023
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	822,380	812,062	763,216
On-hold memberships	50,556	54,023	51,720
Total memberships	872,936	866,085	814,936

Revenue Data
Membership dues and enrollment fees	72.6%	72.8%	72.3%
In-center revenue	27.4%	27.2%	27.7%
Total Center revenue	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$2,111,370	$1,853,963	$1,557,289
In-center revenue	797,337	692,688	597,040
Total Center revenue	$2,908,707	$2,546,651	$2,154,329

Average Center revenue per center membership (1)	$3,531	$3,160	$2,810
Comparable center revenue (2)	11.1%	12.2%	15.3%

Center Data
Net new center openings (3)	10	8	10
Total centers (end of period) (3)	189	179	171
Total center square footage (end of period) (4)	18,300,000	17,600,000	16,800,000

GAAP and Non-GAAP Financial Measures
Net income	$373,671	$156,240	$76,063
Net income margin (5)	12.5%	6.0%	3.4%
Adjusted net income (6)	$325,522	$200,451	$129,704
Adjusted net income margin (6)	10.9%	7.6%	5.9%
Adjusted EBITDA (7)	$825,175	$676,780	$536,831
Adjusted EBITDA margin (7)	27.5%	25.8%	24.2%
Center operations expense	$1,568,611	$1,392,421	$1,184,370
Pre-opening expenses (8)	$5,030	$6,003	$7,280
Rent	$339,170	$304,945	$275,122
Non-cash rent expense (open properties) (9)	$26,525	$31,034	$33,626
Non-cash rent expense (properties under development) (9)	$5,972	$2,705	$3,918
Net cash provided by operating activities	$870,525	$575,117	$463,004
Free cash flow (10)	$206,466	$273,580	$(108,989)
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During 2025, we opened 10 centers.
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
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Net income	$373,671	$156,240	$76,063
Share-based compensation expense (a)	51,750	51,034	50,144
(Gain) loss on sale-leaseback transactions (b)	(12,785)	(2,618)	13,624
Capital transaction costs (c)	1,531	—	—
Legal settlements (d)	(38,629)	1,815	787
Asset impairments (e)	5,791	—	6,620
Employee retention credits (f)	(54,572)	—	—
Other (g)	(22)	8,844	(4,328)
Taxes (h)	(1,213)	(14,864)	(13,206)
Adjusted net income	$325,522	$200,451	$129,704

Income per common share:
Basic	$1.71	$0.77	$0.39
Diluted	$1.66	$0.74	$0.37
Adjusted income per common share:
Basic	$1.49	$0.99	$0.66
Diluted	$1.44	$0.95	$0.64
Weighted-average common shares outstanding:
Basic	218,031	201,640	195,671
Diluted	225,495	211,164	204,005
(a)Share-based compensation expense recognized during the year ended December 31, 2025 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) and liability-classified awards related to our 2025 short-term incentive plan. Share-based compensation expense recognized during the year ended December 31, 2024 was associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive plan. Share-based compensation expense recognized during the year ended December 31, 2023 was associated with stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive plan.

(b)    We adjust for the impact of gains and losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the (gain) loss on the sale-leaseback transactions that we recognized during the years ended December 31, 2025, 2024 and 2023, see “Sale-Leaseback Transactions” within Note 10, Leases, to our consolidated financial statements in Part II, Item 8 of this Annual Report.
(c)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature.
(d)    We adjust for the impact of unusual legal settlements or judgments as these costs and proceeds are non-recurring in nature and do not reflect costs or proceeds associated with our normal ongoing operations. Nearly all of the adjustment for the year ended December 31, 2025 is payment of approximately $40 million by Zurich in partial satisfaction of legal claims against Zurich for its failure to provide certain business interruption insurance coverage related to the government-ordered suspensions of our club operations in 2020 during the COVID-19 pandemic, representing payment of up to $1.0 million plus interest for 26 occurrences of 29 total occurrences found by the Minnesota Court of Appeals in an order dated August 11, 2025. This payment is offset by legal-related expenses in pursuit of our claim against Zurich of $1.0 million, $0.6 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. This adjustment also includes $1.3 million of other costs related to unusual legal settlements or judgments for the year ended December 31, 2024.
(e)    Represents non-cash asset impairments of our long-lived assets related to non-club businesses, excluding impairments on development costs that are part of our normal course of business.
(f)    Represents refundable payroll tax credits for employee retention under the CARES Act.
(g)    Includes (i) a $13.8 million write-off of the unamortized debt discounts and issuance costs associated with the extinguishment of our former term loan facility and Construction Loan and the loss on the satisfaction and discharge of our 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes for the year ended December 31, 2024, (ii) (gain) loss on sales of land of $(5.0) million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, (iii) gain on sales of the Company’s triathlons and certain other assets of $(4.9) million for the year ended December 31, 2023, (iv) executive level severance of $0.5 million for the year ended December 31, 2023, and (v) other immaterial transactions that are unusual or non-recurring in nature of $(0.3) million for the year ended December 31, 2023.
(h)    Represents the estimated tax effect of the total adjustments made to arrive at Adjusted net income using the effective income tax rates for the respective periods. Taxes for the year ended December 31, 2025 include $12.6 million in income tax benefits due to a significant exercise of stock options by our Chief Executive Officer that were set to expire in 2025.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.

The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net income	$373,671	$156,240	$76,063
Interest expense, net of interest income (g)	82,263	148,095	130,797
Provision for income taxes	119,832	52,528	18,727
Depreciation and amortization	296,345	274,681	244,397
Share-based compensation expense (a)	51,750	51,034	50,144
(Gain) loss on sale-leaseback transactions (b)	(12,785)	(2,618)	13,624
Capital transaction costs (c)	1,531	—	—
Legal settlements (d)	(38,629)	1,815	787
Asset impairments (e)	5,791	—	6,620
Employee retention credits (f)	(54,572)	—	—
Other (h)	(22)	(4,995)	(4,328)
Adjusted EBITDA	$825,175	$676,780	$536,831
(a) – (f) See the corresponding footnotes to the table in footnote 6 immediately above.
(g)    Includes (i) a $13.8 million write-off of the unamortized debt discounts and issuance costs associated with the extinguishment of our former term loan facility and Construction Loan and the loss on the satisfaction and discharge of our 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes for the year ended December 31, 2024.
(h)    Includes (i) (gain) loss on sales of land of $(5.0) million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, (ii) gain on sales of the Company’s triathlons and certain other assets of $(4.9) million for the year ended December 31, 2023, (iii) executive level severance of $0.5 million for the year ended December 31, 2023, and (iv) other immaterial transactions that are unusual or non-recurring in nature of $(0.3) million for the year ended December 31, 2023.
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
The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net cash provided by operating activities	$870,525	$575,117	$463,004
Capital expenditures, net of construction reimbursements	(891,483)	(524,535)	(697,993)
Proceeds from sale-leaseback transactions	227,424	207,421	121,831
Proceeds from land sales	—	15,577	4,169
Free cash flow	$206,466	$273,580	$(108,989)

Factors Affecting the Comparability of our Results of Operations
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 71% of our centers are now leased, including approximately 84% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic and Policy Trends
We have been monitoring the macroeconomic and policy environment and its impact on our business, including with respect to tariffs, inflation, interest rates, taxes and labor, as well as a potential economic recession or low growth and general economic and political conditions. See “—Overview—Macroeconomy and Policy Environment” for additional information.
Share-Based Compensation
During the year ended December 31, 2025, we recognized share-based compensation expense associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2025 short-term incentive plan, totaling approximately $51.8 million. During the year ended December 31, 2024, we recognized share-based compensation expense associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive plan, totaling approximately $51.0 million. During the year ended December 31, 2023, we recognized share-based compensation expense associated with stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive plan, totaling approximately $50.1 million. For more information on our share-based compensation arrangements, see Note 11, Stockholders’ Equity, to our consolidated financial statements included in Part II, Item 8 of this Annual Report.
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

Impairment of Long-Lived Assets
We test long-lived asset groups for impairment when events or circumstances indicate that the net book value of the asset group may not be recoverable. A long-lived asset group may include property and equipment, finite-lived intangible assets and/or operating lease right-of-use assets. We consider a history of consistent and significant operating losses, or the inability to recover net book value over the remaining useful life, to be our primary indicators of potential impairment. Judgments regarding existence of impairment indicators are based on factors such as operational performance (including revenue and expense growth rates), market conditions and expected holding period of the primary asset associated with each asset group. We evaluate long-lived asset groups for impairment at the lowest levels for which there are identifiable cash flows, which is generally at an individual asset group level. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that asset group, compared to the carrying value of the related assets. If an impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of these assets and recording a loss if the carrying value is greater than the fair value. Worsening operational performance, market conditions or change in expected holding periods of each asset may cause us to re-evaluate the assumptions used in management’s analysis. We recognized impairment charges of $9.4 million, $11.0 million and $14.5 million associated with long-lived assets during the years ended December 31, 2025, 2024 and 2023, respectively.
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

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth our consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
			As a Percentage of Total Revenue
	2025	2024	2025	2024
Revenue:
Center revenue	$2,908,707	$2,546,651	97.1%	97.2%
Other revenue	86,548	74,344	2.9%	2.8%
Total revenue	2,995,255	2,620,995	100.0%	100.0%
Operating expenses:
Center operations	1,568,611	1,392,421	52.4%	53.1%
Rent	339,170	304,945	11.3%	11.6%
General, administrative and marketing	244,611	221,047	8.2%	8.4%
Depreciation and amortization	296,345	274,681	9.9%	10.5%
Other operating expense	65,225	70,418	2.2%	2.7%
Total operating expenses	2,513,962	2,263,512	84.0%	86.3%
Income from operations	481,293	357,483	16.0%	13.7%
Other income (expense):
Interest expense, net of interest income	(82,263)	(148,095)	(2.7)%	(5.7)%
Equity in earnings (loss) of affiliates	232	(620)	—%	—%
Other income	94,241	—	3.1%	—%
Total other income (expense)	12,210	(148,715)	0.4%	(5.7)%
Income before income taxes	493,503	208,768	16.4%	8.0%
Provision for income taxes	119,832	52,528	4.0%	2.0%
Net income	$373,671	$156,240	12.4%	6.0%
Total revenue. The $374.3 million increase in Total revenue for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to continued strong growth in membership dues and in-center revenue, including higher average dues, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $362.1 million increase in Center revenue for the year ended December 31, 2025 as compared to the year ended December 31, 2024:
•71.1% was from membership dues and enrollment fees, which increased $257.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This increase reflects the growth in our new and ramping centers, as well as higher average monthly dues per Center membership during the year ended December 31, 2025 as compared to the year ended December 31, 2024; and
•28.9% was from in-center revenue, which increased $104.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

The $12.2 million increase in Other revenue for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by the improved performance of our media and events business and Life Time Work locations.
Center operations expenses. The $176.2 million increase in Center operations expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $34.2 million increase in Rent expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels, during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
General, administrative and marketing expenses. The $23.6 million increase in General, administrative and marketing expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to increased incentive and benefit-related expenses, center support overhead to enhance and broaden our member services and experiences, marketing, general corporate overhead, information technology costs and costs attributable to the secondary offering of our common stock completed in February and June 2025.
Depreciation and amortization expenses. The $21.7 million increase in Depreciation and amortization expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to new center openings and capitalized software development costs.
Other operating expense. The $5.2 million decrease in Other operating expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a $12.8 million net gain on sale-leaseback transactions during the year ended December 31, 2025 as compared to a $2.6 million net gain on sale-leaseback transactions during the year ended December 31, 2024 and $5.8 million of impairment charges related to non-club businesses during the year ended December 31, 2025 as compared to $11.0 million of impairment charges associated with property development cost write-offs during the year ended December 31, 2024, partially offset by the recognition of a $5.0 million gain on sales of outparcels of land during the year ended December 31, 2024 and increased costs to support other revenue growth during the year ended December 31, 2025.
Interest expense, net of interest income. The $65.8 million decrease in Interest expense, net of interest income for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was driven by lower average levels of outstanding borrowings and a lower interest rate largely as a result of interest rate swaps entered into in April 2025, increased capitalized interest, as well as the write-off of unamortized debt discounts and issuance costs associated with the extinguishment of our former term loan facility and Construction Loan and the loss on the satisfaction and discharge of our 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes during the year ended December 31, 2024.
Other income. The $94.2 million increase in Other income for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was related to $54.6 million in net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic and a $39.6 million payment by Zurich in partial satisfaction of legal claims.
Provision for income taxes. The $67.3 million increase in provision for income taxes for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by an increase in earnings before taxes and a change in the valuation allowance in the prior year associated with certain of our deferred tax assets, partially offset by the excess tax deduction associated with share-based compensation. The effective tax rate was 24.3% and 25.2% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the year ended December 31, 2025 was higher than our statutory federal rate of 21% primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.

Net income. As a result of the factors described above, net income was $373.7 million for the year ended December 31, 2025 as compared to $156.2 million for the year ended December 31, 2024.

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
As of December 31, 2025, there were no outstanding borrowings under our Revolving Credit Facility and there were $31.8 million of outstanding letters of credit, resulting in total availability under our Revolving Credit Facility of $618.2 million. Total cash and cash equivalents at December 31, 2025 was $204.8 million, resulting in total cash and availability under our Revolving Credit Facility of $823.0 million.
The following table sets forth our consolidated statements of cash flows data (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$870,525	$575,117	$463,004
Net cash used in investing activities	(685,735)	(292,744)	(574,160)
Net cash provided by (used in) financing activities	19,388	(284,385)	115,552
Effect of exchange rate on cash and cash equivalents and restricted cash and cash equivalents	113	(76)	61
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$204,291	$(2,088)	$4,457
Operating Activities
The $295.4 million increase in net cash provided by operating activities for the year December 31, 2025 as compared to the year ended December 31, 2024 was primarily the result of increased business performance and profitability.
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
The $393.0 million increase in net cash used in investing activities for the year December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by a $366.9 million increase in capital expenditures, $15.6 million in lower proceeds from land sales and a $9.5 million acquisition of a trade name and related intangible assets associated with our LTH nutritional products, partially offset by $20.0 million in higher proceeds from sale-leaseback transactions.
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

The following table reflects capital expenditures by type of expenditure (in thousands):

	Year Ended December 31,
	2025	2024	2023
Growth capital expenditures (1)	$656,485	$334,479	$467,895
Maintenance capital expenditures (2)	125,801	108,635	102,880
Modernization and technology capital expenditures (3)	109,197	81,421	127,218
Total capital expenditures	$891,483	$524,535	$697,993
(1)    Consist of new center land and construction, initial major remodels of acquired centers, major remodels of existing centers that expand existing square footage, asset acquisitions including the purchase of previously leased centers and other growth initiatives.
(2)    Consist of capital expenditures required to maintain the operating condition of our existing centers.
(3)    Consist of capital expenditures related to updates and enhancements to our existing centers, technology investments and corporate infrastructure.
The increase in total capital expenditures for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by an increase in new center construction as we expand our new center openings to 12 to 14 centers per year, most of which will be large format ground up builds in 2026 and 2027, the acquisition of existing health club and racquet facilities, higher maintenance expenditures for member experiences and operational efficiencies, and higher modernization and technology expenditures for fitness floor reconfigurations, CTR expansion, center remodels and digital and artificial intelligence initiatives.
The decrease in total capital expenditures for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by the amount, timing and type of new center construction activity and higher modernization expenditures during the year ended December 31, 2023 as part of our pickleball expansion and studio and fitness floor conversions.
Financing Activities
The $303.8 million increase in net cash provided by financing activities for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by the purchase of U.S. government obligations in connection with the satisfaction and discharge of debt and the payoff of our former term loan facility and Construction Loan during the year ended December 31, 2024, lower repayments of debts and lower net repayments under our Revolving Credit Facility during the year ended December 31, 2025 as compared to the year ended December 31, 2024, partially offset by proceeds from our Term Loan Facility, 6.000% Senior Secured Notes and equity offering during the year ended December 31, 2024.
The $399.9 million increase in net cash used in financing activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by the purchase of U.S. government obligations in connection with the satisfaction and discharge of debt, the payoff of our former term loan facility and Construction Loan, lower net borrowings under our Revolving Credit Facility and payments of our mortgage notes, partially offset by the proceeds from our Term Loan Facility, 6.000% Senior Secured Notes and equity offering during the year ended December 31, 2024.
Cash Requirements
Our cash requirements within the next twelve months include accounts payable, construction accounts payable, accrued expenses and other current liabilities.
Our cash requirements greater than twelve months from various contractual obligations and commitments include:
Debt Obligations and Interest Payments
Refer to Note 9, Debt, to our consolidated financial statements included in Part II, Item 8 of this Annual Report for further detail of our debt and the timing of expected future principal payments. We expect to pay approximately $85.6 million of interest in the next 12 months and approximately $402.8 million of interest beyond 12 months.
Operating and Finance Leases
Refer to Note 10, Leases, to our consolidated financial statements included in Part II, Item 8 of this Annual Report for further detail of our lease obligations and the timing of expected future payments.

Deferred Compensation Obligations
Refer to Note 15, Executive Nonqualified Plan, to our consolidated financial statements included in Part II, Item 8 of this Annual Report for further detail of our deferred compensation plans.
Contracted Services
Contracted services include agreements with third-party service providers for software licenses and support, and marketing services. We expect to pay approximately $10.0 million for contracted services in the next 12 months and approximately $9.1 million beyond 12 months.
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
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At December 31, 2025, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility and $31.8 million of outstanding letters of credit, resulting in total revolver availability of $618.2 million, which was available at intervals ranging from 30 to 180 days at interest rates of Term Secured Overnight Financing Rate (“SOFR”) plus 2.00% or base rate plus 1.00%.
Until April 8, 2025, our Term Loan Facility bore interest at a rate per annum of SOFR plus an applicable margin of 2.50%. Effective April 8, 2025, we entered into interest rate swap agreements for our entire Term Loan Facility notional amount of $997.5 million, which converted the variable interest rate of our Term Loan Facility to a fixed interest rate of 3.409%, plus the applicable margin that is now 2.00% (after the ratings-based step down of 0.25% effective June 19, 2025 and the reduction in the interest rate margin by an additional 0.25% with the amendment to our Term Loan Facility effective August 18, 2025). Our Term Loan Facility had an outstanding balance of $992.5 million at December 31, 2025. See Note 8, Derivative Instruments and Hedging Activities, to our consolidated financial statements included in Part II, Item 8 of this Annual Report for more information on our interest rate swaps.
Assuming the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $6.5 million change in annual interest expense on the indebtedness under the Credit Facilities as of December 31, 2025.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework. Based on our assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Management’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, in which they expressed an unqualified opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Life Time Group Holdings, Inc. and subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Life Time Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
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
February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Life Time Group Holdings, Inc. and subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Life Time Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Sale-Leaseback Transactions – Refer to Notes 2, 10 and 14 to the financial statements
Critical Audit Matter Description
As described in Notes 2, 10 and 14 to the Company’s consolidated financial statements, the Company entered into and consummated sale-leaseback transactions involving seven properties with three unrelated third parties during the year ended December 31, 2025. The Company determined that the transactions qualified as sale-leaseback transactions in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases.
We identified management’s evaluation of whether the sale-leaseback transactions transferred control, were recognized timely, and at fair value, as a critical audit matter. Management applies judgment in assessing relevant lease terms, provisions, and other conditions included in the Company’s sale and lease agreements to determine whether or not the control of the real estate property has transferred from the Company, the timing of the transaction, and the determination of fair value. Auditing these assessments made by management involved challenging auditor judgment due to the extent of specialized skills or knowledge required.

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
February 24, 2026
We have served as the Company’s auditor since 2002.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$204,807	$10,879
Restricted cash and cash equivalents	27,362	16,999
Accounts receivable, net	24,092	25,087
Center operating supplies and inventories	67,618	60,266
Prepaid expenses and other current assets	61,881	52,826
Income tax receivable	—	4,918
Total current assets	385,760	170,975
Property and equipment, net	3,633,229	3,193,671
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,479,804	2,313,311
Intangible assets, net	180,810	171,643
Other assets	92,989	67,578
Total assets	$8,007,951	$7,152,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,249	$87,810
Construction accounts payable	143,545	101,551
Deferred revenue	60,309	58,252
Accrued expenses and other current liabilities	214,351	179,444
Current maturities of debt	21,848	22,584
Current maturities of operating lease liabilities	79,208	70,462
Total current liabilities	609,510	520,103
Long-term debt, net of current portion	1,485,939	1,513,157
Operating lease liabilities, net of current portion	2,555,513	2,381,094
Deferred income taxes, net	172,217	85,255
Other liabilities	58,561	42,578
Total liabilities	4,881,740	4,542,187
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value per share, 500,000 shares authorized, 221,077 and 207,495 shares issued and outstanding, respectively	2,211	2,075
Additional paid-in capital	3,183,032	3,041,645
Accumulated deficit	(46,902)	(420,573)
Accumulated other comprehensive loss	(12,130)	(12,797)
Total stockholders’ equity	3,126,211	2,610,350
Total liabilities and stockholders’ equity	$8,007,951	$7,152,537
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Center revenue	$2,908,707	$2,546,651	$2,154,329
Other revenue	86,548	74,344	62,264
Total revenue	2,995,255	2,620,995	2,216,593
Operating expenses:
Center operations	1,568,611	1,392,421	1,184,370
Rent	339,170	304,945	275,122
General, administrative and marketing	244,611	221,047	201,131
Depreciation and amortization	296,345	274,681	244,397
Other operating expense	65,225	70,418	86,363
Total operating expenses	2,513,962	2,263,512	1,991,383
Income from operations	481,293	357,483	225,210
Other income (expense):
Interest expense, net of interest income	(82,263)	(148,095)	(130,797)
Equity in earnings (loss) of affiliates	232	(620)	377
Other income	94,241	—	—
Total other income (expense)	12,210	(148,715)	(130,420)
Income before income taxes	493,503	208,768	94,790
Provision for income taxes	119,832	52,528	18,727
Net income	$373,671	$156,240	$76,063

Income per common share:
Basic	$1.71	$0.77	$0.39
Diluted	$1.66	$0.74	$0.37
Weighted-average common shares outstanding:
Basic	218,031	201,640	195,671
Diluted	225,495	211,164	204,005
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$373,671	$156,240	$76,063
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	2,720	(5,872)	2,297
Derivative instruments:
Unrealized gain, net of tax of $773, $0 and $0, respectively	2,414	—	—
Realized gain reclassified from accumulated other comprehensive loss to earnings, net of tax of $(1,430), $0 and $0, respectively	(4,467)	—	—
Other comprehensive income (loss)	667	(5,872)	2,297
Comprehensive income	$374,338	$150,368	$78,360
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2022	194,271	$1,943	$2,784,416	$(652,876)	$(9,222)	$2,124,261
Net income	—	—	—	76,063	—	76,063
Other comprehensive income	—	—	—	—	2,297	2,297
Share-based compensation	—	—	31,151	—	—	31,151
Stock option exercises	1,441	14	15,756	—	—	15,770
Issuance of common shares in connection with the vesting of restricted stock units	597	6	(387)	—	—	(381)
Issuances of common stock in connection with the employee stock purchase plan	272	3	3,476	—	—	3,479
Issuances of common stock in connection with business acquisitions	90	1	1,471	—	—	1,472
Balance at December 31, 2023	196,671	1,967	2,835,883	(576,813)	(6,925)	2,254,112
Net income	—	—	—	156,240	—	156,240
Other comprehensive loss	—	—	—	—	(5,872)	(5,872)
Share-based compensation	—	—	36,685	—	—	36,685
Stock option exercises	2,220	22	25,911	—	—	25,933
Issuance of common stock in connection with the Offering (Note 11), net of issuance costs	6,000	60	123,904	—	—	123,964
Issuance of common shares in connection with the vesting of restricted stock units	966	9	(1,597)	—	—	(1,588)
Issuances of common stock in connection with the employee stock purchase plan	191	2	2,816	—	—	2,818
Settlement of accrued compensation liabilities through the issuance of common stock	1,447	15	18,043	—	—	18,058
Balance at December 31, 2024	207,495	2,075	3,041,645	(420,573)	(12,797)	2,610,350
Net income	—	—	—	373,671	—	373,671
Other comprehensive income	—	—	—	—	667	667
Share-based compensation	—	—	46,100	—	—	46,100
Stock option exercises	10,073	101	42,386	—	—	42,487
Issuance of common stock in connection with the vesting of restricted stock units	1,519	15	(4,858)	—	—	(4,843)
Issuances of common stock in connection with the employee stock purchase plan	183	2	4,288	—	—	4,290
Issuance of common stock in connection with an asset acquisition	1,355	13	39,717	—	—	39,730
Settlement of accrued compensation liabilities through the issuance of common stock	452	5	13,754	—	—	13,759
Balance at December 31, 2025	221,077	$2,211	$3,183,032	$(46,902)	$(12,130)	$3,126,211
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$373,671	$156,240	$76,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,345	274,681	244,397
Deferred income taxes	87,492	29,457	14,577
Share-based compensation	51,750	51,034	50,144
Non-cash rent expense	32,497	33,739	37,544
Impairment charges associated with long-lived assets	9,352	11,018	14,466
(Gain) loss on disposal of property and equipment, net	(12,165)	(6,794)	14,089
Loss on debt extinguishment	—	13,839	—
Amortization of debt discounts and issuance costs	3,659	7,002	7,821
Changes in operating assets and liabilities	29,487	2,387	6,465
Other	(1,563)	2,514	(2,562)
Net cash provided by operating activities	870,525	575,117	463,004
Cash flows from investing activities:
Capital expenditures	(891,483)	(524,535)	(697,993)
Acquisitions, net of cash acquired	—	—	(1,616)
Proceeds from sale-leaseback transactions	227,424	207,421	121,831
Proceeds from the sale of land	—	15,577	4,169
Other	(21,676)	8,793	(551)
Net cash used in investing activities	(685,735)	(292,744)	(574,160)
Cash flows from financing activities:
Proceeds from borrowings	—	1,500,000	44,291
Repayments of debt	(20,080)	(411,766)	(15,026)
Proceeds from revolving credit facility	220,000	1,225,000	1,376,000
Repayments of revolving credit facility	(230,000)	(1,305,000)	(1,306,000)
Purchase of U.S. government obligations for the satisfaction and discharge of debt	—	(1,424,467)	—
Repayments of finance lease liabilities	(2,006)	(926)	(1,031)
Proceeds from financing obligations	10,300	4,300	1,500
Payments of debt discounts and issuance costs	(628)	(22,325)	(3,050)
Proceeds from the issuance of common stock, net of issuance costs	—	123,964	—
Proceeds from stock option exercises	42,487	25,933	15,770
Proceeds from issuances of common stock in connection with the employee stock purchase plan	4,290	2,818	3,479
Other	(4,975)	(1,916)	(381)
Net cash provided by (used in) financing activities	19,388	(284,385)	115,552
Effect of exchange rate on cash and cash equivalents and restricted cash and cash equivalents	113	(76)	61
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	204,291	(2,088)	4,457
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	27,878	29,966	25,509
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$232,169	$27,878	$29,966
See notes to consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
1.    Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or “the Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of December 31, 2025, we operated 189 centers in 31 states and one Canadian province.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency of income tax disclosures. The updated guidance requires additional disclosures on income tax rate reconciliation and income taxes paid, among other things. We adopted the accounting guidance for this Annual Report. The adoption of the updated standard did not have a material impact on our financial statements, but we have increased our disclosures on rate reconciliation and income taxes paid by jurisdiction.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, included in each relevant expense caption presented in its income statement. We expect to adopt this accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2027. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires that an entity capitalize software costs when both (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). We expect to adopt this accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2028. We are currently evaluating the impact that the updated standard will have on our financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270 and includes a disclosure principle that requires disclosure of events since the end of the last annual reporting period that have a material impact on the entity. We expect to adopt this accounting guidance for our Quarterly Report on Form 10-Q for the period ended March 31, 2028. We are currently evaluating the impact that the updated standard will have on our disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to clarify, correct errors, or make minor improvements to the Codification to make the Codification easier to understand and apply. We expect to adopt this accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2027. We are currently evaluating the impact that the updated standard will have on our financial statements.
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
Center Revenue
Center revenue consists of center membership and on-hold membership dues, enrollment fees and revenue generated within a center, which we refer to as in-center revenue. In-center revenue includes fees for Dynamic Personal Training, aquatics and kids programming and other member services, as well as sales of products at our cafés, and sales of products and services offered at our spas and tennis and pickleball programs.
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
Restricted Cash and Cash Equivalents
Restricted cash is used for our self-insured workers’ compensation and general liabilities, and a portion of our self-insured medical claims under our captive insurance policy.
Accounts Receivable
Accounts receivable is presented net of allowance for doubtful accounts. The allowance for doubtful accounts was $0.9 million and $1.9 million at December 31, 2025 and 2024, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value and are removed from the balance on a first-in-first-out basis. The reserve for obsolescence was approximately $3.3 million and $1.2 million at December 31, 2025 and 2024, respectively.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, we account for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized. Instead, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. For information on the acquisitions that we completed during the years ended December 31, 2025 and 2024 that we accounted for as asset acquisitions, see Note 4, Property and Equipment.
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
We recognized total impairment charges of $9.4 million, $11.0 million and $14.5 million during the years ended December 31, 2025, 2024 and 2023, respectively, which are included in Other operating expense in our consolidated statements of operations. Of the $9.4 million total impairment charges we recognized during the year ended December 31, 2025, $5.8 million was associated with certain non-center businesses and $3.6 million was associated with certain site development projects that we deemed not viable. The impairment charges we recognized during the year ended December 31, 2024 were associated with certain site development projects that we deemed not viable. Of the $14.5 million total impairment charges we recognized during the year ended December 31, 2023, $9.2 million was associated with certain site development projects that we deemed not viable and $5.3 million was associated with the sale of an outparcel of land.
Goodwill
We test goodwill for impairment on an annual basis, or more often if circumstances warrant, by estimating the fair value of the reporting unit to which the goodwill relates and comparing this fair value to the net book value of the reporting unit. Our policy is to test goodwill for impairment on October 1 of each year. If the fair value of a reporting unit is less than its carrying value, we reduce the carrying value accordingly and record a corresponding impairment loss. We have two reporting units: Centers and Corporate Businesses. At both December 31, 2025 and 2024, the total goodwill balance recognized on our consolidated balance sheets was $1,235.4 million, of which $1,233.1 million has been allocated to our Centers reporting unit and $2.3 million has been allocated to our Corporate Businesses reporting unit. At December 31, 2025, the estimated fair value of our reporting units were in excess of their carrying value.
Based upon our review and analysis, no goodwill impairments were deemed to have occurred during the years ended December 31, 2025, 2024, and 2023. For more information on goodwill, see Note 5, Goodwill and Intangibles.
Leases
We lease many of our centers, as well as certain of our offices, other facilities, and equipment. Excluding renewal options that are not reasonably certain to be exercised, our leases have remaining contractual terms that primarily range from one year to 29 years. Most of the leases contain renewal options and escalation clauses, and certain of them include contingent rental payments, determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels. Our property leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. Our lease agreements do not contain any material residual value guarantees.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Lease Cost
Lease cost associated with operating leases and short-term leases is recognized on a straight-line basis from the date we take possession of the property through the end of the lease term. With the exception of leases containing a purchase option that we are reasonably certain to exercise, finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the estimated useful life of the underlying assets or the lease term. Finance lease right-of-use assets associated with leases that do contain a purchase option that we are reasonably certain to exercise are amortized on a straight-line basis over the estimated useful life of the underlying assets. Interest associated with finance lease liabilities is recognized using the effective interest rate method. Variable lease payments not recognized in the measurement of operating and finance lease liabilities are expensed as incurred. For more information regarding lease cost included in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, see Note 10, Leases.
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
For more information regarding the operating lease right-of-use assets and liabilities that are recognized on our December 31, 2025 and 2024 consolidated balance sheets, see Note 10, Leases.
Finance Lease Right-of-Use Assets and Liabilities
The measurement of each of our finance lease right-of-use assets and liabilities represents the present value of the remaining lease payments associated with the arrangement over the remaining lease term, discounted using an appropriate incremental borrowing rate.
Finance lease right-of-use assets are included in Other assets on our consolidated balance sheets. The current and long-term portions of our finance lease liabilities are included in Accrued expenses and other current liabilities and Other liabilities, respectively, on our consolidated balance sheets. For more information regarding the finance lease right-of-use assets and liabilities that are recognized on our December 31, 2025 and 2024 consolidated balance sheets, see Note 10, Leases.
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
For more information regarding sale-leaseback transactions that were consummated during the years ended December 31, 2025, 2024 and 2023, see Note 10, Leases.
Build-to-Suit Lease Arrangements
For some of our centers, we enter into build-to-suit lease arrangements related to the design and construction of a new center on the property. We evaluate build-to-suit lease arrangements by first determining whether or not we control the underlying asset being constructed prior to the commencement date of the lease. If we determine that we do not control the underlying asset during the construction period, we account for the arrangement as either an operating lease or a finance lease. If we determine that we control the underlying asset during the construction period, we initially account for the arrangement as a financing transaction. For each of our build-to-suit arrangements, we have determined that we either: (1) do not control the underlying asset currently under construction as of December 31, 2025; or (2) we did not control the underlying constructed asset prior to the commencement date of the lease. Accordingly, we have accounted for each of our build-to-suit arrangements as an operating lease.
Intangible Assets
Intangible assets at December 31, 2025 and 2024 include trade names and a facility license. For more information on intangible assets, see Note 5, Goodwill and Intangibles.
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
Other Assets
Other assets at December 31, 2025 and 2024 primarily consists of our executive nonqualified plan assets, our investments in unconsolidated subsidiaries, rent deposits and unamortized debt issuance costs associated with the revolving portion of our senior secured credit facility.

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
In December 2019, we formed both a Delaware limited liability company named Dallas-Montfort Holdings, LLC (“D-M Holdings”) and a Delaware limited liability company named Dallas-Montfort Property, LLC, which is a wholly owned subsidiary of D-M Holdings. Also in December 2019, we and an unrelated organization each became a holder of 50% of the membership interests in D-M Holdings in exchange for a cash capital contribution. These capital contributions were made in connection with the acquisition of a property in Texas. There was no operating activity associated with D-M Holdings during the years ended December 31, 2025, 2024 and 2023. We currently account for our investment in D-M Holdings using the equity method of accounting.
In addition to our investments in Bloomingdale LLC and D-M Holdings, we also have investments in various other unconsolidated subsidiaries. The amounts we have currently invested in each of these unconsolidated subsidiaries is not material. We currently account for each of these investments using the equity method of accounting.
Debt Discounts and Issuance Costs
Debt discounts and issuance costs are amortized over the periods of the related debt financing. We recognize and present issuance costs associated with revolving debt arrangements as an asset and include the unamortized costs in Other assets on our consolidated balance sheets. We recognize and present unamortized discounts and issuance costs associated with non-revolving debt as a deduction from the face amount of related indebtedness. For more information on debt discounts and issuance costs, see Note 9, Debt.
Derivative Instruments and Hedging Activities
We are exposed to interest rate risk on our variable rate debt (see Note 9, Debt). As a result, we utilize derivative instruments from time to time, including interest rate swap agreements, to manage our exposure. We only hold derivative instruments for economic hedging purposes, not for speculative or trading purposes. Derivative instruments expose us to credit risk to the extent that the counterparties are unable to meet the terms of the arrangements. To minimize our exposure to such credit risk, we transact only with highly-rated banks and financial institutions.
For each derivative instrument that qualifies for and is designated as a cash flow hedge of interest rate risk, the unrealized gain or loss associated with changes in the fair value of the instrument is initially recognized as a component of accumulated other comprehensive loss (“AOCL”) on our consolidated balance sheet. This gain or loss is subsequently reclassified into earnings in the same period that the forecasted hedged transaction affects earnings.
We assess hedge effectiveness using the dollar-offset method on a cumulative basis at inception and on an ongoing basis. We would prospectively discontinue hedge accounting for a cash flow hedge derivative instrument if and when the applicable criteria are no longer met, the instrument expires, is sold, terminated or exercised or we remove the hedge designation. In that circumstance, the net unrealized gain or loss that is then recognized in AOCL would be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings, unless the forecasted transaction is no longer probable in which case the net gain or loss would be reclassified into earnings immediately. For more information on amounts reclassified from AOCL to earnings, see Note 8, Derivative Instruments and Hedging Activities.

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
Fair Value Measurements on a Recurring Basis. As of December 31, 2025 and 2024, assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps (1)	$—	$397	$—	$397
Cash surrender value of life insurance policies (2)	—	17,963	—	17,963
Total assets	$—	$18,360	$—	$18,360
Liabilities:
Interest rate swaps (1)	$—	$2,917	$—	$2,917
Deferred compensation (3)	16,379	—	—	16,379
Total liabilities	$16,379	$2,917	$—	$19,296

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash surrender value of life insurance policies (2)	$—	$15,979	$—	$15,979
Liabilities:
Deferred compensation (3)	$13,575	$—	$—	$13,575
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
For more information regarding our interest rate swaps, see Note 8, Derivative Instruments and Hedging Activities.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Long-term debt. At December 31, 2025 and December 31, 2024, the carrying value and fair value of our outstanding long-term debt was as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,525,363	$1,539,085	$1,555,597	$1,551,222
(1) Excludes unamortized debt discounts and issuance costs.
The fair value of our debt is based on the amount of future cash flows discounted using rates we would currently be able to realize for similar instruments of comparable maturity. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. For more information regarding our debt, see Note 9, Debt.
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
Marketing Expenses
Marketing expenses, which are included in General, administrative and marketing in our consolidated statements of operations, primarily consist of marketing department costs and media and advertising costs to support and grow our Center membership levels, in-center businesses, new center openings and our ancillary businesses. Marketing expenses are recognized as incurred. Marketing expenses for the years ended December 31, 2025, 2024 and 2023 were $38.0 million, $35.1 million and $32.9 million, respectively.
Litigation
We have been engaged in a material litigation matter with an insurance provider involving a complaint we filed seeking declaratory relief and damages associated with a property/business interruption insurance claim. We are also engaged in various other legal matters incidental to the normal course of business. Due to their nature, such legal proceedings involve inherent uncertainties, including but not limited to court rulings, negotiations between affected parties and governmental intervention. We establish reserves for matters that are probable and estimable in amounts we believe are adequate to cover reasonable adverse outcomes. A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. If we were to have a gain contingency, we would disclose it in the notes to the financial statements. Based upon the information available to us and discussions with legal counsel, it is our opinion that the outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. Such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance. For more information on our legal matters, see Note 13, Commitments and Contingencies.
Employee Retention Credits
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, provided for refundable payroll tax credits for employee retention, or employee retention credits. During the year ended December 31, 2025, the Company received $54.6 million in net cash proceeds from these employee retention credits, including interest income and net of fees and expenses. These credits were recognized in the period in which the cash was received and are included in Other income in our consolidated statement of operations for the year ended December 31, 2025.

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
Our income tax returns are periodically audited by U.S. federal, state and local and Canadian tax authorities. At any given time, multiple tax years may be subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. We recognize, measure, present and disclose a liability for unrecognized tax benefits related to certain tax positions that we have taken or expect to take in our income tax returns. We recognize a tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We adjust our liability for unrecognized tax benefits in the period in which an uncertain tax position is effectively settled, that statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Our liability for unrecognized tax benefits, including penalties and interest, is included in Other liabilities on our consolidated balance sheets. We recognize adjustments to our liability for unrecognized tax benefits, including penalties and interest, within Provision for income taxes in our consolidated statements of operations. For more information on income taxes, see Note 7, Income Taxes.
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
Share-Based Compensation
We account for share-based compensation related to instruments issued to employees and non-employees in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). We recognize compensation expense associated with each share-based award over the requisite service period based on the estimated grant-date fair value of the award. We estimate the fair value of stock options to purchase shares of the Company’s common stock using the Black-Scholes option pricing model. This pricing model requires management to make assumptions and to apply judgment to determine the fair value of equity awards. These assumptions and judgments include the expected term of stock options, expected stock price volatility and future stock option exercise behaviors. Share-based compensation expense related to restricted stock units and performance stock units is recorded based on the market value of our common stock on the date of grant. We account for share-based payment awards that represent a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock as liability-classified awards. We have elected to account for forfeitures as they occur. For more information on share-based compensation, see Note 11, Stockholders’ Equity.
Income per Share
Basic income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The numerator in the diluted income per share calculation is derived by adding the effect of assumed common stock conversions to income available to common stockholders. The denominator in the diluted income per share calculation is derived by adding shares of common stock deemed to be potentially dilutive to the

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities that are subject to performance or market conditions are considered contingently issuable shares for purposes of calculating diluted income per share. Accordingly, these contingently issuable shares are excluded from the computation of diluted income per share until the performance or market conditions have been met. Other potentially dilutive securities that do not involve contingently issuable shares are also excluded from the computation of diluted income per share if their effect is antidilutive.
For more information on the basic and diluted income per share calculations for the years ended December 31, 2025, 2024 and 2023, see Note 12, Income Per Share.
Changes in Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss during the years ended December 31, 2025, 2024 and 2023 is related to foreign currency translation adjustments associated with our Canadian operations and derivative instruments related to our interest rate swaps.
3.    Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Property held for sale	$2,471	$1,866
Construction contract receivables	12,231	8,513
Interest rate swap assets	397	—
Prepaid insurance	2,082	2,351
Prepaid commissions	7,569	6,476
Prepaid rent	4,053	3,927
Prepaid software licenses and maintenance	7,306	5,199
Prepaid payroll	13,155	11,883
Other	12,617	12,611
Prepaid expenses and other current assets	$61,881	$52,826
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Real estate taxes	$38,147	$34,779
Accrued interest	7,637	10,170
Payroll liabilities	53,050	44,347
Accrued variable rent	16,693	13,903
Self-insurance accruals	35,549	29,437
Goods and services received but not invoiced	42,099	35,653
Current maturities of finance lease liabilities	12,099	1,108
Other	9,077	10,047
Accrued expenses and other current liabilities	$214,351	$179,444

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Year Ended December 31,
	2025	2024	2023
Accounts receivable	$872	$(2,475)	$(12,857)
Center operating supplies and inventories	(7,318)	(7,524)	(7,131)
Prepaid expenses and other current assets	(883)	(20,706)	7,967
Income tax receivable	4,918	5,183	(9,352)
Other assets	(312)	2,360	5,160
Accounts payable	3,513	7,055	7,145
Accrued expenses and other current liabilities	26,765	12,469	8,334
Deferred revenue	1,944	8,566	10,977
Other liabilities	(12)	(2,541)	(3,778)
Changes in operating assets and liabilities	$29,487	$2,387	$6,465
Supplemental cash flow information, excluding information associated with our lease arrangements, which is detailed in Note 10, Leases, is as follows:

	Year Ended December 31,
	2025	2024	2023
Net cash paid for income taxes, net of refunds received	$27,231	$18,182	$14,051
Net cash paid for interest (including cash settlements associated with interest rate swaps), net of capitalized interest	85,393	136,860	122,154
Capitalized interest	17,736	6,180	18,692
Non-cash activities:
Common stock issuance in connection with an asset acquisition	39,730	—	—
Settlement of accrued compensation liabilities through the issuance of common stock	13,759	18,058	—
U.S. government obligations deposited with a trustee in connection with the satisfaction and discharge of the 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes (as defined in Note 9, Debt) (1)	—	1,424,467	—
Principal and related accrued and unpaid interest obligations derecognized in connection with the satisfaction and discharge of the 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes (as defined in Note 9, Debt) (1)	—	1,420,115	—
Common stock issuance in connection with a business acquisition	—	—	1,472
Acquisition of property and equipment through the assumption of a mortgage	—	—	10,600
(1)    See Note 9, Debt, for more information on the satisfaction and discharge of our 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes for the year ended December 31, 2024.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4.    Property and Equipment
Property and equipment, net consisted of the following:

	Depreciable	December 31,
	Lives	2025	2024
Land		$431,467	$368,245
Buildings and related fixtures	3-44 years	2,107,227	2,174,729
Leasehold improvements	1-30 years	1,187,954	1,012,124
Construction in progress		555,090	224,108
Equipment and other	1-15 years	1,281,711	1,150,430
Property and equipment, gross		5,563,449	4,929,636
Less accumulated depreciation		(1,930,220)	(1,735,965)
Property and equipment, net		$3,633,229	$3,193,671
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
Depreciation expense, which is included in Depreciation and amortization in our consolidated statements of operations, for the years ended December 31, 2025, 2024 and 2023 was $292.7 million, $272.7 million and $242.0 million, respectively.
Asset Acquisitions
During the year ended December 31, 2025, we acquired existing health club and racquet facilities for a total purchase price of $59.7 million, of which $19.3 million was paid in cash, $39.7 million was paid through the issuance of unregistered shares of the Company’s common stock and $0.7 million represents liabilities we assumed. The entire purchase price was allocated to property and equipment. Accordingly, the $19.3 million we paid in cash in connection with this acquisition is included in Capital expenditures in our consolidated statements of cash flows.
During the year ended December 31, 2024, we acquired two health club facilities for a total purchase price of $21.9 million, all of which was paid in cash. The entire purchase price was allocated to property and equipment and is included in Capital expenditures in our consolidated statements of cash flows.
During the year ended December 31, 2023, we acquired a health club facility for a total purchase price of $15.8 million. As part of this acquisition, we paid cash of $4.0 million and assumed an existing mortgage note and related accrued interest liability of $10.6 million and $1.2 million, respectively. The mortgage note matured in June 2024. The entire purchase price was allocated to property and equipment. Accordingly, the $4.0 million we paid in cash in connection with this acquisition is included in Capital expenditures in our consolidated statements of cash flows.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5.    Goodwill and Intangibles
Goodwill
The goodwill balance was $1,235.4 million at both December 31, 2025 and December 31, 2024.
Intangibles
Intangible assets consisted of the following:

	December 31, 2025
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade names	$173,000	$—	$173,000
Other	12,731	(4,921)	7,810
Total intangible assets	$185,731	$(4,921)	$180,810

	December 31, 2024
	Gross	Accumulated Amortization	Net
Intangible Assets:
Trade name	$163,000	$—	$163,000
Other	12,450	(3,807)	8,643
Total intangible assets	$175,450	$(3,807)	$171,643
During the year ended December 31, 2025, we acquired a trade name and related intangible assets associated with our LTH nutritional products for a total purchase price of $10.0 million, of which $9.5 million was paid in cash at closing and $0.5 million was held back until July 2026 for potential indemnification claims. The $9.5 million we paid at closing is included in Other within investing activities in our consolidated statement of cash flows.
Other intangible assets at both December 31, 2025 and 2024 includes a facility license associated with our race registration and timing businesses.
Amortization expense associated with intangible assets for the years ended December 31, 2025, 2024 and 2023 was $1.1 million, $1.1 million and $1.4 million, respectively. Amortization of intangible assets is included in Depreciation and amortization in our consolidated statements of operations.
As of December 31, 2025, the expected remaining amortization associated with intangible assets for the next five years was as follows:

2026	$1,114
2027	1,114
2028	1,114
2029	1,114
2030	1,114

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
6.    Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Membership dues and enrollment fees	$2,111,370	$1,853,963	$1,557,289
In-center revenue	797,337	692,688	597,040
Total center revenue	2,908,707	2,546,651	2,154,329
Other revenue	86,548	74,344	62,264
Total revenue	$2,995,255	$2,620,995	$2,216,593
The timing associated with the revenue we recognized during the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025			2024			2023
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Services transferred over time	$2,594,259	$85,224	$2,679,483	$2,262,373	$73,607	$2,335,980	$1,904,061	$62,264	$1,966,325
Goods and services transferred at a point in time	314,448	1,324	315,772	284,278	737	285,015	250,268	—	250,268
Total revenue	$2,908,707	$86,548	$2,995,255	$2,546,651	$74,344	$2,620,995	$2,154,329	$62,264	$2,216,593
Contract liabilities
Contract liabilities, which represent payments or consideration received in advance for goods or services that we have not yet transferred to the customer, consisted of the following:

	Year Ended December 31,
	2025	2024	Classification in Consolidated Balance Sheets
Contract liabilities - current	$60,309	$58,252	Deferred revenue
Contract liabilities - long-term	41	139	Other liabilities
Total contract liabilities	$60,350	$58,391
Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, enrollment fees, other in-center service offerings and membership dues. The following table reflects the change in contract liabilities for the year ended December 31, 2025:

Amount
Total contract liabilities balance at December 31, 2024	$58,391
Revenue recognized that was included in contract liabilities at the beginning of the year	(53,692)
Increase, excluding amounts recognized as revenue during the period	55,651
Total contract liabilities balance at December 31, 2025	$60,350

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
7.    Income Taxes
Income from continuing operations before income taxes is comprised of:

	Year Ended December 31,
	2025	2024	2023
Domestic	$488,578	$200,691	$92,057
Foreign	4,925	8,077	2,733
Income from continuing operations before taxes	$493,503	$208,768	$94,790
The provision for income taxes is comprised of:

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit)
Federal	$12,330	$5,913	$(2,497)
State and local	20,010	17,158	6,649
Foreign	—	—	(2)
Total current tax expense	32,340	23,071	4,150
Deferred tax expense (benefit)
Federal	73,271	35,464	25,341
State and local	13,006	(40)	(11,491)
Foreign	1,215	(5,967)	727
Total deferred tax expense	87,492	29,457	14,577
Provision for income taxes	$119,832	$52,528	$18,727
The amount of deferred tax expense differs from the change in the year-end deferred tax balances due to the tax effect of other comprehensive income, additional paid-in capital items or change in foreign currency exchange rates.
The reconciliation between our effective tax rate on income before income taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$103,636	21.0%	$43,841	21.0%	$19,906	21.0%

State and local income taxes, net of federal income tax effect (1)	29,594	6.0%	13,719	6.6%	(6,667)	(7.0)%
Foreign tax effects
Canada
Change in valuation allowance	—	—%	(7,516)	(3.6)%	(157)	(0.2)%
Other	180	—%	(148)	(0.1)%	308	0.3%
Effects of changes in tax laws/rates enacted in the current period	51	—%	—	—%	—	—%
Tax credits	(2,100)	(0.4)%	(1,183)	(0.6)%	(2,485)	(2.6)%
Changes in valuation allowance	—	—%	(950)	(0.4)%	—	—%
Share-based payment awards	(11,900)	(2.4)%	6,020	2.9%	6,190	6.5%
Other	594	0.1%	433	0.2%	741	0.8%
Other adjustments	(223)	—%	(1,688)	(0.8)%	891	1.0%
Effective tax rate	$119,832	24.3%	$52,528	25.2%	$18,727	19.8%
(1)    The states that make up the majority (greater than 50 percent) of the effect of the state and local income taxes category are Minnesota, New Jersey, Illinois and New York for the year ended December 31, 2025. The states that make up the majority (greater than 50 percent) of the effect of the state and local income taxes category are Minnesota, Texas, Illinois and New Jersey for the year ended

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
December 31, 2024. The states that make up the majority (greater than 50 percent) of the effect of the state and local income taxes category are Illinois, Minnesota, California and New Jersey for the year ended December 31, 2023.
Income taxes paid were as follows:

	Year Ended December 31,
	2025	2024	2023
Federal taxes paid	$11,800	$1,000	$6,800
State and local taxes paid	15,431	17,182	7,251
Total	$27,231	$18,182	$14,051
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
State
Illinois	*	2,940	2,390
Massachusetts	*	1,360	*
Minnesota	*	1,900	*
New Jersey	1,520	2,110	*
New York	1,526	2,524	*
Texas	2,300	1,550	1,957
	5,346	12,384	4,347
*Jurisdiction below the threshold for the period presented
The net deferred tax liabilities as of December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024	Classification in Consolidated Balance Sheets
U.S. deferred tax liability	$(172,217)	$(85,255)	Deferred income taxes, net
Canadian deferred tax asset	291	—	Other assets
Total net deferred tax liability	$(171,926)	$(85,255)
Deferred income taxes are the result of provisions of the tax laws that either require or permit certain items of income or expense to be reported for tax purposes in different periods than they are reported for financial reporting. The tax effect of temporary differences that gives rise to the net deferred tax liability are as follows:

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

	December 31,
	2025	2024
Deferred tax assets:
Lease-related liabilities	$692,974	$640,039
Share-based compensation	20,708	69,082
Accrued expenses	24,725	21,129
Deferred revenue	182	907
Net operating loss	7,097	47,827
Business interest	30,116	66,333
Other	6,403	4,644
Valuation allowance	(532)	(440)
Total deferred tax assets	781,673	849,521
Deferred tax liabilities:
Property and equipment	(250,903)	(280,481)
Intangibles	(48,299)	(46,547)
Operating and finance lease right-of-use assets	(639,799)	(594,519)
Partnership interest	(1,958)	(1,869)
Prepaid expenses	(11,517)	(10,393)
Costs related to deferred revenue	(6)	(38)
Other	(1,117)	(929)
Total deferred tax liabilities	(953,599)	(934,776)
Net deferred tax liability	$(171,926)	$(85,255)
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
We are subject to taxation in the U.S., Canada and various states. Our tax years 2025, 2024, 2023 and 2022 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2022.
As of December 31, 2025, we had state net operating loss carryforwards totaling approximately $105.2 million ($6.3 million tax effected), of which approximately $83.5 million ($5.2 million tax effected) expires between 2030 and 2046 and approximately $21.6 million ($1.1 million tax effected) can be carried forward indefinitely. As it relates to our Canada operations, we had an income tax net operating loss carryforward of approximately $3.0 million ($0.8 million tax effected) as of December 31, 2025, which is subject to expiration in 2042.
As of December 31, 2024, we had a federal income tax net operating loss carryforward related to our U.S. operations of approximately $170.7 million ($35.9 million tax effected), that could be carried forward indefinitely. As of December 31, 2024, we also had state net operating loss carryforwards totaling approximately $155.5 million ($8.8 million tax effected), of which approximately $121.9 million ($7.0 million tax effected) was to expire between 2027 and 2045 and approximately $33.6 million ($1.8 million tax effected) could be carried forward indefinitely. As it relates to our Canada operations, we had an income tax net operating loss carryforward of approximately $11.9 million ($3.2 million tax effected) as of December 31, 2024, which was subject to expiration between tax years 2037 and 2042.
As of December 31, 2025 and 2024, we had a business interest carryforward of approximately $119.0 million ($30.1 million tax effected) and $264.2 million ($66.3 million tax effected), respectively, that can be carried forward indefinitely.
We considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations to determine the extent to which we believe net

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
deferred tax assets will more likely than not be realized. Based on this assessment, as of December 31, 2025, a valuation allowance of $0.5 million has been recorded to reduce the deferred tax asset associated with certain state net operating loss carryforwards.
As of December 31, 2024, a valuation allowance of $0.4 million was recorded to reduce the deferred tax asset associated with the state net operating loss carryforwards and other deferred tax assets.
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
8.    Derivative Instruments and Hedging Activities
Interest Rate Swaps
During the year ended December 31, 2025, we entered into receive-variable, pay-fixed interest rate swap agreements with five high-quality institutional banks, each of which had an effective date of April 8, 2025 and is set to expire on April 5, 2028. On the effective date, the initial aggregate notional amount associated with these interest rate swaps was $997.5 million, the then-outstanding variable rate borrowings under our Term Loan Facility. The aggregate notional amount associated with these interest rate swaps decreases over time in a manner that is aligned with the timing and amount of scheduled principal payments due with respect to the outstanding borrowings under our Term Loan Facility. At December 31, 2025, the aggregate notional amount associated with these interest rate swaps was $992.5 million. Pursuant to these interest rate swaps, we make fixed interest payments at 3.409% in exchange for receiving variable interest payments based on Term Secured Overnight Financing Rate (“SOFR”).
Because the fair value of interest rate swap arrangements is derived from market-based rates, they are classified as derivative financial instruments. We recognize all of our interest rate swap assets and liabilities at fair value (see “Fair Value Measurements” within Note 2, Summary of Significant Accounting Policies).
Each of our interest rate swaps qualifies for and has been designated as a cash flow hedge. As of December 31, 2025, we have determined that each of our interest rate swaps is highly effective in achieving offsetting changes in the fair value of the expected future variable cash flows associated with the outstanding borrowings under our Term Loan Facility. Accordingly, unrealized gains or losses associated with changes in the fair value of our interest rate swaps are recognized as a component of AOCL on our consolidated balance sheets. Realized gains or losses associated with the monthly cash settlements we receive or pay, respectively, in connection with our interest rate swaps are reclassified out of AOCL and recognized in Interest expense, net of interest income in our consolidated statements of operations in the same period during which interest expense associated with the hedged variable interest rate payments is recognized.
The monthly cash settlements we receive or pay in connection with these interest rate swaps are reported within operating activities in our consolidated statements of cash flows.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The fair value of our outstanding designated interest rate swap assets and liabilities is reported in our consolidated balance sheet as follows:

	December 31, 2025	Classification on Consolidated Balance Sheet
Interest rate swap assets	$397	Prepaid expenses and other current assets

Interest rate swap liabilities	$2,917	Other liabilities
The unrealized gain (loss) associated with our interest rate swaps that was recognized in AOCL, as well as the realized gain that was reclassified out of AOCL to earnings, during the year ended December 31, 2025 were as follows:

	December 31, 2025	Affected Line Item on Consolidated Statements of Operations
Balance in AOCL at December 31, 2024	$—
Unrealized gain:
Pretax unrealized gain (effective portion)	3,187
Less: Tax expense	(773)
Unrealized gain, net of tax (effective portion)	2,414
Realized gain reclassified to earnings:
Pretax realized gain reclassified to earnings (effective portion)	(5,897)	Interest expense, net of interest income
Less: Tax expense	1,430	Provision for income taxes
Realized gain reclassified to earnings, net of tax (effective portion)	(4,467)
Balance in AOCL at December 31, 2025	$(2,053)
At December 31, 2025, we expect approximately $0.1 million of after-tax realized loss on interest rate swaps to be reclassified out of AOCL to earnings within the next 12 months. The remaining maturity of our interest rate swaps at December 31, 2025 was 2.3 years.
9.    Debt
Debt consisted of the following:

	December 31,
	2025	2024
Term Loan Facility, maturing November 2031	$992,512	$1,000,000
Revolving Credit Facility, maturing September 2029	—	10,000
6.000% Senior Secured Notes, maturing November 2031	500,000	500,000
Mortgage Notes, various maturities	29,423	41,865
Other debt	3,298	3,448
Fair value adjustment	130	284
Total debt	1,525,363	1,555,597
Less unamortized debt discounts and issuance costs	(17,576)	(19,856)
Total debt less unamortized debt discounts and issuance costs	1,507,787	1,535,741
Less current maturities	(21,848)	(22,584)
Long-term debt, less current maturities	$1,485,939	$1,513,157

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Refinancing Transactions
Senior Secured Credit Facility
In June 2015, Life Time, Inc. and certain of our other wholly-owned subsidiaries entered into a senior secured credit facility (the “Credit Facilities”) with a group of lenders led by Deutsche Bank AG as the administrative agent. During 2024 and 2025, we entered into the following amendments to the credit agreement governing our Credit Facilities (the “Credit Agreement”):
•Twelfth amendment in June 2024 pursuant to which we replaced the Canadian Dollar Offered Rate (CDOR), which ceased at the end of June 2024, with the Canadian Overnight Repo Rate Average (CORRA). We do not have any outstanding borrowings in Canadian dollars under our Revolving Credit Facility.
•Thirteenth amendment in September 2024 pursuant to which we, among other things, (i) increased the commitments under the Revolving Credit Facility to $650.0 million, (ii) reduced the floating interest rate per annum to, at our option, SOFR plus an applicable margin of 2.50% or a base rate plus 1.50%, and reduced the undrawn commitment fee rate from 50 basis points to 25 basis points, and (iii) extended the maturity of the revolving credit facility to September 20, 2029. The applicable margins have now decreased 50 basis points upon our achieving a certain first lien net leverage ratio and public corporate family ratings of Ba3 or BB- from any two of Moody’s, S&P and Fitch.
•Fourteenth amendment in November 2024 pursuant to which we incurred new term loans maturing in November 2031 in an aggregate principal amount of $1,000 million (the “Term Loan Facility”). The term loans under the Term Loan Facility bore interest at a rate per annum of equal to SOFR plus an applicable margin of 2.50%, which applicable margin decreased by 25 basis points to 2.25% upon achieving the public corporate family ratings noted above.
•Fifteenth amendment in August 2025 pursuant to which we refinanced the Term Loan Facility to reduce the interest rate margin by an additional 0.25% to 2.00%. Loans under this amendment were issued at par with no original issue discount.
6.000% Senior Secured Notes
In November 2024, Life Time, Inc. completed the issuance of $500.0 million in aggregate principal amount of 6.000% Senior Secured Notes due 2031 (the “6.000% Senior Secured Notes”).
Satisfaction and Discharge of 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes
In November 2024, pursuant to the terms of the indentures governing the 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes, Life Time, Inc. issued a notice of full redemption and used a portion of the proceeds from the Term Loan Facility and 6.000% Senior Secured Notes to purchase $1,424.5 million of U.S. government obligations, which were deposited with the trustee and were sufficient to fund the payment at par of (1) the $925.0 million outstanding principal amount and the accrued and unpaid interest associated with the 5.750% Senior Secured Notes on the scheduled redemption date of January 15, 2025, and (2) the $475.0 million outstanding principal amount and the accrued and unpaid interest associated with the 8.000% Senior Unsecured Notes on the scheduled redemption date of February 1, 2025. The $1,424.5 million of cash we paid to purchase the U.S. government obligations during the year ended December 31, 2024 is reported within financing activities in our consolidated statement of cash flows.
After the irrevocable deposit of such U.S. government obligations with the trustee, our obligations under the indentures were satisfied and discharged and the transactions were accounted for as debt extinguishments.
Upon extinguishment of the 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes, we derecognized (1) the $1,424.5 million of U.S. government obligations we deposited with the trustee, (2) the $1,420.1 million aggregate outstanding principal and related accrued and unpaid interest obligations associated with the notes, and (3) $6.7 million of unamortized debt discounts and issuance costs associated with the notes. Accordingly, we recognized a loss of $11.1 million on the extinguishment of the 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes during the year ended December 31, 2024, which is included in Interest expense, net of interest income in our consolidated statement of operations. The non-cash financing activities associated with the $1,424.5 million of U.S. government obligations we deposited with the trustee, as well as the $1,420.1 million aggregate principal and related accrued and unpaid interest obligations that we derecognized in connection with the satisfaction and discharge of the 5.750% Senior Secured Notes and the 8.000% Senior Unsecured Notes are disclosed as supplemental non-cash financing activities in Note 3, Supplemental Balance Sheet and Cash Flow Information.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Term Loan Facilities
We retired our former term loan facility in September 2024 when we paid the remaining aggregate principal amount of $200.0 million in connection with the thirteenth amendment to our Credit Agreement. We had previously used a portion of the net proceeds we received from an equity offering (see Note 11, Stockholders’ Equity) in August 2024 to pay down an aggregate principal amount of $110.0 million. Loans under the former term loan facility had a floating interest rate per annum of, at our option, SOFR plus an applicable credit adjustment spread ranging from 0.11448% to 0.42826% depending on the duration of borrowing plus the continued applicable margin of 4.00% or a base rate plus 3.00%.
Effective April 8, 2025, we entered into interest rate swap agreements for our entire Term Loan Facility notional amount of $997.5 million, which converted the variable interest rate of our Term Loan Facility to a fixed interest rate of 3.409%, plus the applicable margin. With the upgrade of our issuer credit rating by S&P Global Ratings on June 18, 2025, our applicable margin was reduced by 0.25% to 2.25% effective on June 19, 2025, and with the amendment to our Term Loan Facility on August 18, 2025, our applicable margin was reduced by an additional 0.25% to 2.00%. As a result, the effective fixed interest rate associated with our outstanding Term Loan Facility borrowings at December 31, 2025 was 5.409%. We are required to make quarterly principal payments of 0.25% of the outstanding balance on the Term Loan Facility. See Note 8, Derivative Instruments and Hedging Activities for more information regarding our interest rate swaps.
Revolving Credit Facility
Our Revolving Credit Facility provides for a $650.0 million revolver and matures in September 2029. At December 31, 2025, there were no outstanding borrowings on the Revolving Credit Facility and there were $31.8 million of outstanding letters of credit, resulting in total revolver availability of $618.2 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus 2.00% or base rate plus 1.00%.
The weighted average interest rate and debt outstanding under the Revolving Credit Facility for the year ended December 31, 2025 was 7.26% and $3.8 million, respectively. The highest balance during the year was $60.0 million.
Upon the exercise of an accordion feature and subject to certain conditions, borrowings under the Credit Facilities may be increased subject, in certain cases, to meeting a first lien net leverage ratio. The Credit Facilities are secured by a first priority lien (on a pari-passu basis with the 6.000% Senior Secured Notes) on substantially all of our assets.
6.000% Senior Secured Notes
On November 5, 2024, Life Time, Inc. (the “Issuer”) completed the issuance of the 6.000% Senior Secured Notes. The terms of the 6.000% Senior Secured Notes are governed by an indenture dated as of November 5, 2024 (the “Indenture”), among the Issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent. The 6.000% Senior Secured Notes mature on November 15, 2031 and bear interest at a rate of 6.00% per annum payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2025. The 6.000% Senior Secured Notes are guaranteed on a senior secured basis by LTF Intermediate Holdings, Inc., the direct parent of the Issuer, and each of the Issuer’s existing and future wholly owned domestic restricted subsidiaries that guarantees its Term Loan Facility, subject to certain exceptions.
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5.750% Senior Secured Notes
On January 22, 2021, Life Time, Inc. issued senior secured notes (the “5.750% Senior Secured Notes”) in an aggregate principal amount of $925.0 million. These notes were originally scheduled to mature in January 2026 and interest only payments were due semi-annually in arrears at 5.750%. As noted in the Satisfaction and Discharge of 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes section within this footnote, in November 2024, we issued a notice of full redemption and deposited a portion of the proceeds from the Term Loan Facility and the 6.000% Senior Secured Notes with the trustee of the 5.750% Senior Secured Notes to satisfy and discharge them. Following such satisfaction and discharge, the trustee used such proceeds to pay in full at 100% of the principal amount, plus accrued and unpaid interest, the 5.750% Senior Secured Notes in January 2025.
8.000% Senior Unsecured Notes
On February 5, 2021, Life Time, Inc. issued senior unsecured notes (the “8.000% Senior Unsecured Notes”) in the original principal amount of $475.0 million. The 8.000% Senior Unsecured Notes were originally scheduled to mature in April 2026 and interest only payments were due semi-annually in arrears at 8.00%. As noted in the Satisfaction and Discharge of 5.750% Senior Secured Notes and 8.000% Senior Unsecured Notes section within this footnote, in November 2024, we issued a notice of full redemption and deposited a portion of the proceeds from the Term Loan Facility and the 6.000% Senior Secured Notes with the trustee of the 8.000% Senior Unsecured Notes to satisfy and discharge them. Following such satisfaction and discharge, the trustee used such proceeds to pay in full at 100% of the principal amount, plus accrued and unpaid interest, the 8.000% Senior Unsecured Notes in February 2025.
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
Mortgage Notes
Certain of our subsidiaries have entered into mortgage facilities with various financial institutions (collectively, the “Mortgage Notes”), which are collateralized by certain of our related real estate and buildings, including one of our corporate headquarters properties. The Mortgage Notes have varying maturity dates from September 2026 through August 2027 and carried a weighted average interest rate of 5.47% and 5.56% at December 31, 2025 and 2024, respectively. Payments of principal and interest on each of the Mortgage Notes are payable monthly on the first business day of each month.
During the year ended December 31, 2024, we fully paid at maturity the principal balance and remaining accrued interest associated with two of our Mortgage Notes totaling $62.9 million.
Debt Discounts and Issuance Costs
Unamortized debt discounts and issuance costs associated with the Term Loan Facility and 6.000% Senior Secured Notes of $17.6 million and $19.9 million at December 31, 2025 and 2024, respectively, are included in Long-term debt, net of current portion on our consolidated balance sheets.
Unamortized revolver-related debt issuance costs of $2.8 million and $3.6 million are included in Other assets on our consolidated balance sheets at December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, we were either in compliance in all material respects with the covenants or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized debt discounts, issuance costs and fair value adjustments, at December 31, 2025 were as follows:

2026	$21,848
2027	27,812
2028	10,139
2029	10,149
2030	10,167
Thereafter	1,445,118
Total future maturities of long-term debt	$1,525,233
10.    Leases
Lease Cost
Lease cost included in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2025	2024	2023	Classification in Consolidated Statements of Operations
Lease cost:
Operating lease cost	$311,887	$282,271	$261,144	Rent
Short-term lease cost	2,611	4,328	4,105	Rent
Variable lease cost	24,672	18,346	9,873	Rent
Variable lease cost	84,224	72,763	66,007	Center operations
Finance lease and financing obligations cost:
Amortization of right-of-use assets	2,517	905	1,024	Depreciation and amortization
Interest on lease liabilities	983	160	98	Interest expense, net of interest income
Interest on financing obligations	3,784	2,818	2,401	Interest expense, net of interest income
Total lease cost	$430,678	$381,591	$344,652

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Sale-Leaseback Transactions
Sale-Leaseback Transactions with Unrelated Third Parties
During the year ended December 31, 2025, we entered into and consummated sale-leaseback transactions with three unrelated third parties. Under these transactions, we sold seven properties with a combined net book value of $239.5 million for an aggregate gross sales price of $249.9 million, of which $239.0 million was received in cash and $10.9 million was received in the form of non-cash consideration. The non-cash consideration represented property conveyed to us by a buyer in lieu of cash, measured at $11.8 million fair value, net of $0.9 million of cash paid back to the buyer. The aggregate gross sales price of $249.9 million was reduced by transaction costs of $1.3 million, resulting in a net aggregate sales price of $248.6 million. The estimated fair value of the property sold was $253.6 million. Of the $237.7 million net cash we received in connection with these sale-leaseback transactions, $227.4 million and $10.3 million is reported within investing activities and financing activities, respectively, on our consolidated statement of cash flows for the year ended December 31, 2025. We recognized a net gain of $12.8 million on these sale-leaseback transactions during the year ended December 31, 2025, which is included in Other operating expense in our consolidated statement of operations.
During the year ended December 31, 2024, we entered into and consummated sale-leaseback transactions with three unrelated third parties. Under these transactions, we sold five properties for gross proceeds of $173.2 million, which was reduced by transaction costs of $1.2 million, for net cash proceeds of $172.0 million. The estimated fair value of the property sold was $182.2 million. Of the $172.0 million net cash we received in connection with these sale-leaseback transactions, $167.7 million and $4.3 million is reported within investing activities and financing activities, respectively, on our consolidated statement of cash flows for the year ended December 31, 2024. During the year ended December 31, 2024, we recognized a net gain of $19.8 million on sale-leaseback transactions, which is included in Other operating expense in our consolidated statement of operations.
During the year ended December 31, 2023, we entered into and consummated sale-leaseback transactions with unrelated third parties. Under these transactions, we sold three properties for gross proceeds of $124.0 million, which was reduced by transaction costs of $0.7 million, for net cash proceeds of $123.3 million. The estimated fair value of the property sold was $128.4 million. Of the $123.3 million net cash we received in connection with these sale-leaseback transactions, $121.8 million and $1.5 million is reported within investing activities and financing activities, respectively, on our consolidated statement of cash flows for the year ended December 31, 2023. During the year ended December 31, 2023, we recognized a loss of $13.6 million on sale-leaseback transactions, which is included in Other operating expense in our consolidated statement of operations.
Related Party Sale-Leaseback Transactions and Leases
For information on sale-leaseback transactions with related parties, as well as other related party leases not associated with sale-leaseback transactions, see Note 14, Related Party Transactions.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Operating and Finance Lease Right-of-Use Assets and Lease-Related Liabilities
Operating and finance lease right-of-use assets and lease-related liabilities were as follows:

	December 31,		Classification on Consolidated Balance Sheets
	2025	2024
Lease right-of-use assets:
Operating leases	$2,479,804	$2,313,311	Operating lease right-of-use assets
Finance leases (1)	12,283	2,406	Other assets
Total lease right-of-use assets	$2,492,087	$2,315,717
Lease-related liabilities:
Current
Operating leases	$79,208	$70,462	Current maturities of operating lease liabilities
Finance leases	12,099	1,108	Accrued expenses and other current liabilities
Financing obligations	15	10	Accrued expenses and other current liabilities
Non-current
Operating leases	2,555,513	2,381,094	Operating lease liabilities, net of current portion
Finance leases	1,253	1,324	Other liabilities
Financing obligations	37,973	27,539	Other liabilities
Total lease-related liabilities	$2,686,061	$2,481,537
(1)Finance lease right-of-use assets were reported net of accumulated amortization of $3.3 million and $1.2 million at December 31, 2025 and 2024, respectively.
Remaining Lease Terms and Discount Rates
The weighted-average remaining lease terms and discount rates associated with our lease-related liabilities at December 31, 2025 were as follows:

December 31, 2025
Weighted-average remaining lease term (1)
Operating leases	16.5 years
Finance leases	1.0 years
Financing obligations	22.5 years
Weighted-average discount rate
Operating leases	9.28%
Finance leases	7.34%
Financing obligations	11.63%
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

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
Supplemental cash flow information associated with our leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease-related liabilities:
Operating cash flows from operating leases	$282,263	$254,128	$226,896
Operating cash flows from finance leases	253	160	98
Financing cash flows from finance leases	2,006	926	1,031
Operating cash flows from financing obligations	3,635	2,716	2,307
Financing cash flows from financing obligations	10	4	—
Non-cash information:
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	222,856	172,106	140,614
Finance leases	12,200	1,942	1,347
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	20,003	7,241	17,364
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	14,000	13,350	5,900
Fair value of non-cash consideration received in connection with a sale-leaseback transaction	10,900	—	—
Non-cash increase in financing obligations as a result of interest accretion	149	102	94
Maturities of Operating Lease Liabilities, Finance Lease Liabilities and Financing Obligations
The maturities associated with our lease-related liabilities at December 31, 2025 are as follows:

	Operating Leases	Finance Leases	Financing Obligations	Total
2026	$23,168	$13,078	$4,279	$40,525
2027	309,416	1,103	4,338	314,857
2028	312,727	208	4,398	317,333
2029	306,732	—	4,461	311,193
2030	309,483	—	4,527	314,010
Thereafter	3,860,439	—	91,301	3,951,740
Total lease payments	5,121,965	14,389	113,304	5,249,658
Less: Imputed interest	2,487,244	1,037	75,316	2,563,597
Present value of lease-related liabilities	$2,634,721	$13,352	$37,988	$2,686,061
Leases Not Yet Commenced
As of December 31, 2025, we had entered into several leases associated with future centers that were executed, but for which we did not yet have control of the underlying assets. Accordingly, as of December 31, 2025, we did not recognize any right-of-use assets or lease liabilities associated with these leased locations on our consolidated balance sheet. These arrangements contain undiscounted lease payments that are payable during the initial lease terms, which range from seven to 20 years, totaling approximately $545.8 million.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
11.    Stockholders’ Equity
Equity Offering
On August 14, 2024, we consummated a registered offering, issuance and sale of 6.0 million shares of our common stock by the Company (the “Primary Shares”) and a registered offering and sale of 7.8 million shares of our common stock by certain of our stockholders (the “Secondary Shares”) at an offering price of $21.75 per share, less underwriting discounts and commissions (collectively, the “Offering”). We received total gross proceeds from the Primary Shares of $130.5 million, which was reduced by underwriting discounts and commissions and other expenses of $6.5 million, for net proceeds of $124.0 million. We did not receive any proceeds from the sale of the Secondary Shares. We used a portion of the net proceeds we received from the Offering to pay down $110.0 million of our former term loan facility on August 19, 2024 (see Note 9, Debt).
Equity Incentive Plans
2015 Equity Plan
On October 6, 2015, our board of directors adopted the LTF Holdings, Inc. 2015 Equity Incentive Plan (as amended, the “2015 Equity Plan”). Effective with our initial public offering (“IPO”) in October 2021, no further grants have been or will be made under the 2015 Equity Plan. Approximately 1.0 million shares that were reserved and available for issuance under the 2015 Equity Plan are now available for issuance under the 2021 Equity Plan as detailed below.
2021 Equity Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Incentive Award Plan (the “2021 Equity Plan”), under which we may grant cash and equity-based incentive awards to our employees, consultants and directors. The maximum number of shares of our common stock available for issuance under the 2021 Equity Plan is equal to the sum of (i) approximately 14.5 million shares of our common stock, (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors, and (iii) the approximately 1.0 million shares of our common stock that were available for issuance under the 2015 Equity Plan as of October 6, 2021; provided, however, no more than 14.5 million shares may be issued upon the exercise of incentive stock options. Our board of directors determined that no additional shares would become available under the 2021 Equity Plan as of January 1, 2025, 2024 and 2023 pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Effective January 1, 2022, the number of shares of our common stock available for issuance under the 2021 Equity Plan increased by approximately 7.7 million shares pursuant to such evergreen feature. Additionally, the number of shares of our common stock available for issuance under the 2021 Equity Plan increases with respect to awards under the 2015 Equity Plan which are forfeited or lapse unexercised and which following the effective date of the 2021 Equity Plan are not issued under such prior plan. The share reserve formula under the 2021 Equity Plan is intended to provide us with the continuing ability to grant equity awards to eligible employees, directors and consultants for the 10-year term of the 2021 Equity Plan.
As of December 31, 2025, approximately 10.5 million shares were available for future awards to employees and other eligible participants under the 2021 Equity Plan.
2021 Employee Stock Purchase Plan
In connection with the IPO and effective October 6, 2021, we adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP is designed to allow our eligible employees to purchase shares of our common stock, at periodic intervals, with their accumulated payroll deductions. The ESPP consists of two components: an Internal Revenue Service (“IRS”) Code section 423 (“Section 423”) component, which is intended to qualify under Section 423 of the IRS Code and a non-Section 423 component, which need not qualify under Section 423 of the IRS Code. The aggregate number of shares of our common stock that has initially been reserved for issuance under the ESPP is equal to (i) approximately 2.9 million shares of our common stock, and (ii) an annual increase on the first day of each year beginning in 2022 and ending in and including 2031, equal to the lesser of (A) 1% of the aggregate number of shares of our common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of our shares of common stock as determined by our board of directors; provided that in no event will more than 29.0 million shares of our common stock be available for issuance under the Section 423 component of the ESPP. Our board of directors determined each year that no additional shares would become available under the ESPP pursuant to the evergreen feature described in part (ii) of the immediately preceding sentence. Our board of directors or the compensation committee will have authority to interpret the terms of the ESPP and determine eligibility of participants.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
We launched the first offering period under the ESPP on December 1, 2022. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s gross base compensation for services to us. On the first trading day of each offering period, each participant is automatically granted an option to purchase shares of our common stock. The purchase option expires at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. We have consecutive offering periods of approximately six months in length commencing on each January 1 and July 1 during the term of the ESPP. The purchase price for a share of our common stock is 90% of the fair market value of a share on the enrollment date for such offering period or on the purchase date, whichever is lower, and subject to adjustment by our board of directors or compensation committee. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period and are paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Upon exercise, the participant purchases the number of whole shares that his or her accumulated payroll deductions will buy at the purchase option price, subject to the certain participation limitations. Participation ends automatically upon a participant’s termination of employment. During the year ended December 31, 2025, 2024 and 2023, 0.2 million, 0.2 million and 0.3 million shares, respectively, were issued under the ESPP. We recognized $1.0 million, $0.7 million and $1.2 million of share-based compensation expense for the discount received by participants during the years ended December 31, 2025, 2024 and 2023, respectively, all of which is included in General, administrative and marketing in our consolidated statements of operations. As of December 31, 2025, there was no unrecognized share-based compensation expense associated with the ESPP.
Restricted Stock Units
Restricted Stock Unit Activity
Activity associated with restricted stock units during the year ended December 31, 2025 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	3,145	$14.95
Granted	1,292	27.52
Vested	(1,628)	14.83
Forfeited	(93)	18.11
Nonvested at December 31, 2025	2,716	$20.90
Restricted Stock Units Granted
During the year ended December 31, 2025, the Company granted approximately 1.3 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 1.0 million were time-based vesting awards, the vast majority of which vest in ratable installments ranging from one to three years, and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program, in each case subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.
During the year ended December 31, 2024, the Company granted approximately 1.9 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 1.2 million were time-based vesting awards that vest in three ratable annual installments, approximately 0.5 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program that have now vested and less than 0.2 million vest in ratable annual installments ranging from one to four years, in each case subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. The weighted average grant date fair value associated with the approximately 1.9 million restricted stock unit awards granted during the year ended December 31, 2024 was $14.13.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2023, the Company granted approximately 1.1 million restricted stock unit awards under the 2021 Equity Plan, of which approximately 0.4 million were time-based vesting awards, approximately 0.4 million were time-based vesting awards with a performance qualifier and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program. Of the 1.1 million restricted stock unit awards that were granted during the year ended December 31, 2023, approximately 0.8 million vest in four ratable annual installments (subject to meeting a performance qualifier for approximately 0.4 million of such awards, which performance qualifier was met), approximately 0.3 million vested based on meeting certain performance metrics under our short-term incentive compensation plan with performance above the target metric resulting in the issuance of additional fully-vested shares of our common stock as detailed under “—Other Share-Based Payment Awards” below and less than 0.1 million vest in two ratable annual installment, in each case subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. The weighted average grant date fair value associated with the approximately 1.1 million restricted stock unit awards granted during the year ended December 31, 2023 was $17.41.
Fair Value of Vested Restricted Stock Units
The total fair value of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was approximately $47.8 million, $17.9 million and $10.2 million respectively, which represents the aggregate of the fair value of the each of the underlying shares measured as of the vesting date.
Share-Based Compensation Expense Associated with Restricted Stock Units
Share-based compensation expense associated with restricted stock units for the year ended December 31, 2025 was $30.6 million, of which $4.4 million, $25.3 million and $0.9 million is included in Center operations, General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations. Share-based compensation expense associated with restricted stock units for the year ended December 31, 2024 was $24.1 million, of which $2.9 million, $20.4 million and $0.8 million is included in Center operations, General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations. Share-based compensation expense associated with restricted stock units for the year ended December 31, 2023 was $18.1 million, of which $2.1 million, $15.5 million and $0.5 million is included in Center operations, General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations.
As of December 31, 2025, unrecognized share-based compensation expense related to restricted stock units was approximately $30.2 million, which is expected to be recognized over a weighted average remaining period of 1.8 years.
Performance Stock Units
Performance Stock Unit Activity
Activity associated with performance stock units during the year ended December 31, 2025 is as follows:

Performance Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	505	$13.28
Granted	306	23.61
Vested	(56)	13.28
Nonvested at December 31, 2025	755	$17.47
Performance Stock Units Granted
During the year ended December 31, 2025, the Company granted approximately 0.3 million three-year performance stock unit awards under the 2021 Equity Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. The performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period. We determine the grant date fair value of performance stock unit awards by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2024, the Company granted approximately 0.5 million three-year performance stock unit awards under the 2021 Equity Plan, all of which were granted to our executives in connection with our long-term incentive compensation program. Approximately 0.3 million of the performance stock unit awards are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period and approximately 0.2 million of the performance stock unit awards are based on our leverage ratio at the end of each year with one-third vesting each year dependent on achieving the leverage ratio target for such year. The weighted average grant date fair value associated with the approximately 0.5 million performance stock unit awards granted during the year ended December 31, 2024 was $13.28.
Share-Based Compensation Expense Associated with Performance Stock Units
Share-based compensation expense associated with performance stock units for the year ended December 31, 2025 and 2024 was $8.8 million and $4.4 million, respectively, all of which is included in General, administrative and marketing in our consolidated statements of operations. No share-based compensation expense associated with performance stock units was recognized during the year ended December 31, 2023.
As of December 31, 2025, unrecognized share-based compensation expense related to performance stock units was approximately $14.7 million, which is expected to be recognized over a weighted average remaining period of 1.9 years.
Stock Options
Stock Option Activity
Activity associated with stock options during the year ended December 31, 2025 is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	22,222	$12.52
Exercised	(13,084)	10.45
Forfeited or cancelled	(13)	18.25
Outstanding at December 31, 2025	9,125	$15.45	3.8	$101,517
Exercisable as of December 31, 2025	8,284	$15.35	3.5	$93,005
Options Granted
The Company did not grant any stock option awards during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company granted approximately 1.4 million stock option awards under the 2021 Equity Plan. These options have a 10-year contractual term from the date of grant and vest in four ratable annual installments on each of the first four anniversaries of the grant date, subject to continuous employment or service from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. The exercise price associated with each of these awards was not less than the fair market value per share of our common stock at the time of grant.
Intrinsic Value and Income Tax Benefits Associated with Option Exercises
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was approximately $265.8 million, $25.0 million and $12.2 million, respectively. In connection with the stock option exercises during the year ended December 31, 2025, including a significant exercise by our Chief Executive Officer of stock options that were set to expire in 2025, we recognized an aggregate income tax benefit of approximately $15.5 million. In connection with the stock option exercises during the year ended December 31, 2024 and 2023, we recognized an aggregate income tax deficiency of approximately $1.9 million and $2.2 million, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Fair Value of Stock Option Awards Granted
The fair value of the options granted during the year ended December 31, 2023 was calculated using the Black-Scholes option pricing model. The following weighted average assumptions were used in determining the fair value of stock options granted:

Year Ended December 31,
2023
Dividend yield	0.00%
Risk-free interest rate (1)	3.88%
Expected volatility (2)	52.50%
Expected term of options (in years) (3)	6.3
Fair Value	$9.63
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
Share-Based Compensation Expense Associated with Stock Options
Share-based compensation expense associated with stock options for the year ended December 31, 2025 was $5.7 million, of which $0.7 million, $4.9 million and $0.1 million is included in Center operations, General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations. Share-based compensation expense associated with stock options for the year ended December 31, 2024 was $7.5 million, of which $0.2 million, $7.1 million and $0.2 million is included in Center operations, General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations. Share-based compensation expense associated with stock options for the year ended December 31, 2023 was $11.8 million, of which $0.5 million, $11.0 million and $0.3 million is included in Center operations, General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations.
As of December 31, 2025, unrecognized share-based compensation expense related to stock options was approximately $3.8 million, which is expected to be recognized over a weighted average remaining period of 1.1 years.
Other Share-Based Payment Awards
2025 Short-Term Incentive Program
During the year ended December 31, 2025, the Company adopted a short-term incentive compensation program for eligible team members who are not executive officers. Pursuant to this program, awards will be paid out in cash and/or through the issuance of fully-vested shares of the Company’s common stock at or around the time of determining the Company’s performance under such program in early 2026 if the Company’s performance exceeds the tranche one performance metric. As of December 31, 2025, we expect that approximately 42% of the dollar value of these awards will be settled in fully-vested shares of the Company’s common stock and the other 58% of these awards will be settled in cash. As it relates to the portion of these awards we expect to settle in fully-vested shares of the Company’s common stock, we are accounting for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Share-based compensation expense associated with the portion of these awards that we expect to settle in shares of the Company’s common stock for the year ended December 31, 2025 was $6.3 million, of which $5.8 million and $0.5 million is included in General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the year ended December 31, 2025 is included in Accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2025.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
2024 Short-Term Incentive Program
During the year ended December 31, 2024, the Company adopted a short-term incentive compensation program for team members who are not executive officers, pursuant to which fully-vested shares of the Company’s common stock would be issued at or around the time of determining the Company’s performance under such program in early 2025 if the Company’s performance exceeded the tranche one performance metric. We accounted for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Share-based compensation expense associated with these awards for the year ended December 31, 2025 was $(0.6) million, all of which is included in General, administrative and marketing in our consolidated statement of operations. Share-based compensation expense associated with these awards for the year ended December 31, 2024 was $14.6 million, of which $0.1 million, $13.0 million, and $1.5 million is included in Center operations, General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations. Because the incentive compensation associated with these awards represented a fixed dollar amount that settled in a variable number of shares of the Company’s common stock, we accounted for these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we recognized in connection with these awards during the year ended December 31, 2024 is included in Accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2024.
In February 2025, our board of directors determined that our 2024 performance exceeded the tranche three performance metric under our 2024 short-term incentive compensation program and issued corresponding shares of common stock to our eligible employees. Effective as of the determination date, the $13.8 million then-outstanding liability we had recognized in connection with these liability-classified share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our consolidated balance sheet during the year ended December 31, 2025.
2023 Short-Term Incentive Program
During the year ended December 31, 2023, the Company adopted a short-term incentive compensation program pursuant to which fully-vested shares of the Company’s common stock would be issued at or around the time of determining the Company’s performance under such program in early 2024 if the Company’s performance exceeded the target performance metric for executives and if the Company’s performance exceeded the threshold performance metric for non-executives. We accounted for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Share-based compensation expense associated with these awards for the year ended December 31, 2024 was $(0.2) million, of which $0.1 million and $(0.3) million is included in General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations. Share-based compensation expense associated with these awards for the year ended December 31, 2023 was $19.0 million, of which $17.1 million and $1.9 million is included in General, administrative and marketing and Other operating expense, respectively, in our consolidated statement of operations. Because the incentive compensation associated with these awards represented a fixed dollar amount that settled in a variable number of shares of the Company’s common stock, we accounted for these awards as liability-classified awards.
In February 2024, our board of directors determined that our 2023 performance exceeded the maximum performance metric under our 2023 short-term incentive compensation program and issued corresponding shares of common stock to our eligible employees. Effective as of the determination date, the $18.1 million then-outstanding liability we had recognized in connection with these share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our consolidated balance sheet.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accumulated Other Comprehensive Loss
Changes in the AOCL balances for the years ended December 31, 2025, 2024 and 2023 were as follows (all amounts are reported net of tax):

	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total
AOCL balance at December 31, 2022	$(9,222)	$—	$(9,222)
Other comprehensive income before reclassifications	2,297	—	2,297
Amounts reclassified from AOCL to earnings	—	—	—
AOCL balance at December 31, 2023	(6,925)	—	(6,925)
Other comprehensive loss before reclassifications	(5,872)	—	(5,872)
Amounts reclassified from AOCL to earnings	—	—	—
AOCL balance at December 31, 2024	(12,797)	—	(12,797)
Other comprehensive income before reclassifications	2,720	2,414	5,134
Amounts reclassified from AOCL to earnings	—	(4,467)	(4,467)
AOCL balance at December 31, 2025	$(10,077)	$(2,053)	$(12,130)
12.    Income Per Share
For the years ended December 31, 2025 and December 31, 2024, our potentially dilutive securities included stock options, restricted stock units, performance stock units, shares to be issued under our ESPP and contingently issuable shares related to our short-term incentive compensation program.
For the year ended December 31, 2023, our potentially dilutive securities included stock options, restricted stock units, shares to be issued under our ESPP and contingently issuable shares related to our short-term incentive compensation program.

The following table sets forth the calculation of basic and diluted income per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net income	$373,671	$156,240	$76,063

Weighted-average common shares outstanding – basic	218,031	201,640	195,671
Dilutive effect of stock-based compensation awards	7,464	9,524	8,334
Weighted-average common shares outstanding – diluted	225,495	211,164	204,005

Income per common share – basic	$1.71	$0.77	$0.39
Income per common share – diluted	$1.66	$0.74	$0.37

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Stock options	7	1,428	6,476
Restricted stock units	376	—	193
ESPP shares	—	84	—
Potential common shares excluded from the weighted average share calculation	383	1,512	6,669
For more information regarding stock options, restricted stock units and ESPP shares, see Note 11, Stockholders’ Equity.
13.    Commitments and Contingencies
Purchase Commitments
We have entered into various unconditional purchase obligations that primarily include software licenses and support, and marketing services. As of December 31, 2025, these purchase obligations totaled approximately $19.2 million, the majority of which are expected to be settled within the next year. These unconditional purchase obligations are in addition to the current and long-term liabilities recorded on our December 31, 2025 consolidated balance sheet and exclude agreements that are cancellable at any time without penalty.
Legal Matters
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (the “District Court”) (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties appealed from that judgment to the Minnesota Court of Appeals (the “Court of Appeals”). On August 11, 2025, the Court of Appeals reversed the District Court’s order granting summary judgment in favor of Zurich, holding that governmental closure orders were the causes of the Life Time Parties’ losses under the property/business interruption policy, and not the pandemic. The Court of Appeals concluded that the Life Time Parties have a coverage limit of $1.0 million per occurrence and there were 29 occurrences, reflecting the 29 different jurisdictions that issued closure orders affecting the Life Time Parties’ 150 locations during that time. The Court of Appeals remanded the Action to the District Court for further proceedings. On September 8, 2025, Zurich petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals. On September 30, 2025, the Life Time Parties filed an opposition to Zurich’s petition for review. On October 29, 2025, the Minnesota Supreme Court denied Zurich’s petition for review. In November 2025, Zurich paid approximately $40 million to Life Time in partial satisfaction of Life Time’s legal claims in this Action, which is included in Other income in our consolidated statement of operations for the year ended December 31, 2025. This payment represents up to $1.0 million plus interest for 26 occurrences of 29 total occurrences found by the Court of Appeals in its order dated August 11, 2025. The Action will be remanded to the District Court for further proceedings. The Action is subject to uncertainties, and the final outcome of the matter is not predictable with assurance.
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
401(k) Savings and Investment Plan
We offer a 401(k) savings and investment plan (the “401(k) Plan”) to substantially all full-time employees who are at least 21 years of age. The cost associated with the Company’s discretionary contributions to the 401(k) Plan was $8.9 million for the year ended December 31, 2025 and was not material for the years ended December 31, 2024 and 2023.
Letters of Credit and Posted Bonds
As of December 31, 2025 and 2024, we had $31.8 million and $31.2 million, respectively, in irrevocable standby letters of credit outstanding, which were issued primarily to municipalities, for sites under construction, as well as certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as workers’ compensation and commercial liability insurance. Such letters of credit are secured by the collateral under our senior secured credit facility. As of both December 31, 2025 and 2024, no amounts had been drawn on any of these irrevocable standby letters of credit.
As of December 31, 2025 and 2024, we had posted bonds totaling $25.9 million and $34.0 million, respectively, related to construction activities and operational licensing.
14.    Related Party Transactions
Related Party Leases
We did not enter into any new related party leases, including related party sale-leaseback arrangements, during the years ended December 31, 2025 or 2023. We entered into and consummated a sale-leaseback transaction involving one property with a related party during the year ended December 31, 2024.
Sale-Leaseback Transactions
During the year ended December 31, 2024, we entered into and consummated a sale-leaseback transaction involving one property with a third party in which our CEO and a member of our board of directors own a minority interest. Under this transaction, we sold one property for gross proceeds of $40.0 million, which was reduced by transaction costs of $0.3 million, for net cash proceeds of $39.7 million, which is reported within investing activities on our consolidated statement of cash flows for the year ended December 31, 2024. The estimated fair value of the property sold was $40.3 million. During the year ended December 31, 2024, we recognized a loss of $17.2 million on this sale-leaseback transaction, which is included in Other operating expense in our consolidated statement of operations. The right-of-use asset and lease liability recognized in connection with this sale-leaseback transaction was $25.1 million and $24.9 million, respectively. During the year ended December 31, 2025 and 2024, we paid rent associated with this lease of $2.9 million and $0.8 million, respectively, and rent expense associated with this lease was $3.5 million and $1.2 million, respectively.
During the year ended December 31, 2020, we consummated a sale-leaseback transaction involving one property with a subsidiary of a limited liability company jointly owned by our CEO, a former executive of the Company, and another member of our board of directors, among other investors (“LTRE”). During the years ended December 31, 2025, 2024 and 2023, we paid rent associated with this lease of $2.7 million, $2.6 million and $2.6 million, respectively, and rent expense associated with this lease was $3.0 million, $3.0 million and $3.0 million, respectively.
During the year ended December 31, 2019, we entered into a sale-leaseback transaction involving one property with a limited liability company jointly owned by our CEO and another member of our board of directors. During the years ended December 31, 2025, 2024 and 2023, we paid rent associated with this lease of $2.4 million, $2.3 million and $2.3 million, respectively, and rent expense associated with this lease was $2.6 million, $2.6 million and $2.6 million, respectively.
During the year ended December 31, 2018, we entered into a sale-leaseback transaction involving one property with a limited liability company in which our CEO owns a 33% interest. During the years ended December 31, 2025, 2024 and 2023, we paid rent associated with this lease of $1.3 million, $1.3 million and $1.3 million, respectively, and rent expense associated with this lease was $1.4 million, $1.4 million and $1.4 million, respectively.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
During the year ended December 31, 2017, we entered into sale-leaseback transactions involving two properties with a limited liability company that is a related party to one of our existing stockholders. During the years ended December 31, 2025, 2024 and 2023, we paid rent associated with these leases of $6.6 million, $6.6 million and $6.6 million, respectively, and rent expense associated with these leases was $7.4 million, $7.4 million and $7.4 million, respectively.
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
During the years ended December 31, 2025, 2024 and 2023, rent payments associated with the new Woodbury lease were $1.2 million, $1.2 million and $1.2 million, respectively, and rent expense associated with the new Woodbury lease was $1.3 million, $1.3 million and $1.3 million, respectively.
In October 2003, we leased a center located within a shopping center that is owned by a general partnership in which our CEO has a 100% interest. During 2023, we amended this lease to reflect the expanded square footage that the Company is using at this location and make a corresponding adjustment to the rental payments. During the years ended December 31, 2025, 2024 and 2023, we paid rent associated with this lease of $1.0 million, $1.0 million and $0.9 million, respectively, and rent expense associated with this lease was $1.0 million, $1.0 million and $0.9 million, respectively.
Other
The daughter of our CEO currently serves as a vice president of real estate development for Life Time, Inc. During the years ended December 31, 2025, 2024 and 2023, we paid total compensation of approximately $0.5 million, $0.4 million and $0.2 million, respectively, for her services.
15.    Executive Nonqualified Plan
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
All highly compensated employees eligible to participate in the Executive Nonqualified Excess Plan of Life Time Fitness, including but not limited to our executives, may elect to defer up to 50% of their annual base salary and/or annual bonus earnings to be paid in any coming year. The investment choices available to participants under the non-qualified deferred compensation plan are of the same type and risk categories as those offered under our 401(k) Plan and may be modified or changed by the participant or us at any time. Distributions can be paid out as in-service payments or at retirement. Retirement benefits can be paid out as a lump sum or in annual installments over a term of up to 10 years. We did not make a matching contribution to this plan during the years ended December 31, 2025, 2024 and 2023. Any contributions to this plan vest to each participant according to their years of service with us. At December 31, 2025 and 2024, $16.4 million and $13.6 million, respectively, had been deferred and is being held on behalf of the employees. These amounts are included in Other liabilities on our consolidated balance sheets.
16.    Subsequent Events
We have evaluated all subsequent events through the date of the consolidated financial statements were issued and determined that other than the $500 million share repurchase program approved by our board of directors on February 19, 2026, there have been no other events or transactions which would have a material effect on the consolidated financial statements and therefore would require recognition or disclosure.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
17.    Condensed Financial Information of Registrant (Parent Company Only)
Life Time Group Holdings, Inc. is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. Life Time Group Holdings, Inc. has no cash and, as a result, all expenditures and obligations of the Company are allocated to and paid by its subsidiaries. Life Time, Inc. is the borrower under our senior secured credit facility and the indenture governing our 6.000% Senior Secured Notes, the terms and conditions of which limit Life Time, Inc.’s ability to declare dividends or make any payment on equity to, directly or indirectly, fund a dividend or other distribution to Life Time Group Holdings, Inc. in connection with those borrowings. Dividends, redemptions and other payments on equity (restricted payments) are limited to those permitted under the senior secured credit facility and the indenture governing our 6.000% Senior Secured Notes. Due to the aforementioned restrictions, substantially all of the net assets of our subsidiaries are restricted. For information regarding our senior secured credit facility and 6.000% Senior Secured Notes, see Note 9, Debt.
The following condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, our investment in our subsidiaries is presented under the equity method of accounting. During the year ended December 31, 2025, we recognized share-based compensation expense related to stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2025 short-term incentive compensation plan of $51.8 million, of which $5.7 million, $44.5 million and $1.6 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. During the year ended December 31, 2024, we recognized share-based compensation expense related to stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2024 short-term incentive compensation plan of $51.0 million, of which $3.4 million, $45.4 million and $2.2 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations. During the year ended December 31, 2023, we recognized share-based compensation expense related to stock options, restricted stock units, our ESPP and liability-classified awards related to our 2023 short-term incentive compensation plan of $50.1 million, of which $2.6 million, $44.8 million and $2.7 million is included in Center operations, General, administrative and marketing and Other operating, respectively, in our parent-only condensed statement of operations.
The cash flow activities associated with the proceeds we received from the issuance of our common stock, stock options exercised and issuance of common stock in connection with the ESPP during the years ended December 31, 2025, 2024 and 2023 were non-cash transactions for Life Time Group Holdings, Inc., as the cash inflows and outflows associated with those transactions occurred at our subsidiary, Life Time, Inc. and were accounted for as our equity contributions to Life Time, Inc. For more information regarding these transactions, see Note 11, Stockholders’ Equity.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets	$—	$—
Noncurrent assets:
Investment in subsidiaries	3,126,211	2,610,350
Total noncurrent assets	3,126,211	2,610,350
Total assets	$3,126,211	$2,610,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$—	$—
Noncurrent liabilities	—	—
Total liabilities	—	—
Stockholders’ equity:
Common stock, $0.01 par value per share, 500,000 shares authorized, 221,077 and 207,495 shares issued and outstanding, respectively	2,211	2,075
Additional paid-in capital	3,183,032	3,041,645
Accumulated deficit	(59,032)	(433,370)
Total stockholders’ equity	3,126,211	2,610,350
Total liabilities and stockholders’ equity	$3,126,211	$2,610,350

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Total Revenue	$—	$—	$—
Operating expenses:
Center operations	5,697	3,452	2,660
General, administrative and marketing	44,489	45,411	44,776
Other operating expense	1,564	2,171	2,708
Total operating expenses	51,750	51,034	50,144
Loss before income taxes	(51,750)	(51,034)	(50,144)
Benefit from income taxes	(12,834)	(12,605)	(12,335)
Net loss before equity in net income of subsidiaries	(38,916)	(38,429)	(37,809)
Equity in net income of subsidiaries	412,587	194,669	113,872
Net income	373,671	156,240	76,063
Other comprehensive income (loss)	667	(5,872)	2,297
Comprehensive income	$374,338	$150,368	$78,360
LIFE TIME GROUP HOLDINGS, INC.
(PARENT COMPANY ONLY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$373,671	$156,240	$76,063
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	51,750	51,034	50,144
Equity in net income of subsidiaries	(412,587)	(194,669)	(113,872)
Benefit from income taxes	(12,834)	(12,605)	(12,335)
Net cash provided by operating activities	—	—	—
Cash flows from investing activities	—	—	—
Cash flows from financing activities	—	—	—
Effect of exchange rate on cash and cash equivalents	—	—	—
Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents – beginning of period	—	—	—
Cash and cash equivalents – end of period	$—	$—	$—

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s annual report on our internal control over financial reporting is included in Part II, Item 8 of this Annual Report.
Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its attestation report, which is included in Part II, Item 8 of this Annual Report.
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
2.Exhibits
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40887	3.1	10/12/2021
3.2	Third Amended and Restated Bylaws.	8-K	001-40887	3.2	10/12/2021
4.1	Indenture, dated as of January 22, 2021, by and between Life Time, Inc., as issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent.	S-1	333-259495	4.1	9/13/2021
4.2	Indenture, dated as of February 5, 2021, by and between Life Time, Inc., as issuer, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee.	S-1	333-259495	4.2	9/13/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
4.3	Indenture, dated November 5, 2024, by and among Life Time, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and notes collateral agent.	8-K	001-40887	4.1	11/06/2024
4.4	Description of Capital Stock.				Filed herewith
10.1 #	The Executive Nonqualified Excess Plan.	S-1	333-259495	10.10	9/13/2021
10.2 #	LTF Holdings, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-259495	10.11	9/13/2021
10.3 #	Forms of Non-Qualified Stock Option Agreements of LTF Holdings, Inc. under the LTF Holdings, Inc. 2015 Equity Incentive Plan.	S-1	333-259495	10.12	9/13/2021
10.4 #	Form of Restricted Stock Unit Award Agreement under LTF Holdings, Inc. 2015 Equity Incentive Plan.	S-1	333-259495	10.13	9/13/2021
10.5 #	LTF Holdings, Inc. Non-Qualified Stock Option Agreement, dated October 6, 2015, by and between Bahram Akradi and LTF Holdings, Inc.	S-1	333-259495	10.14	9/13/2021
10.6 †#	LTF Holdings, Inc. Preferred Restricted Stock Agreement, dated May 3, 2021, by and between Bahram Akradi and LTF Holdings, Inc.	S-1	333-259495	10.17	9/13/2021
10.7 #	Life Time Group Holdings, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-259495	10.18	9/29/2021
10.8 #	Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.19	9/29/2021
10.9 #	Form of Stock Option Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.20	9/29/2021
10.10 #	Form of Restricted Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	S-1	333-259495	10.21	9/29/2021
10.11 #	Form of Restricted Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award Plan.	10-Q	001-40887	10.1	5/1/2023
10.12 #	Form of Performance Stock Unit Award Agreement under the Life Time Group Holdings, Inc. 2021 Incentive Award.	10-K	001-40887	10.13	2/28/2024
10.13 #	Life Time Group Holdings, Inc. Non-Employee Director Compensation Policy, as amended.				Filed herewith
10.14 #	Offer Letter, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.27	9/13/2021
10.15 †#	Employee Non-Competition Agreement, dated as of August 18, 2021, by and between Bahram Akradi and Life Time, Inc.	S-1	333-259495	10.32	9/13/2021
10.16 #	Employment Agreement by and between Thomas E. Bergmann and Life Time Group Holdings, Inc., effective as October 12, 2021.	S-1	333-259495	10.28	9/13/2021
10.17 #	Agreement and General Release by and between Thomas E. Bergmann and Life Time Group Holdings, Inc., effective as of December 30, 2022.	10-K	001-40887	10.16	3/8/2023
10.18 #	Consulting Agreement by and between Thomas E. Bergmann and Life Time, Inc., effective as of December 30, 2022.	10-K	001-40887	10.17	3/8/2023
10.19 #	Employment Agreement by and between Eric J. Buss and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.29	9/13/2021
10.20 #	Employment Agreement by and between Jeffrey G. Zwiefel and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.30	9/13/2021
10.21 #	Agreement and General Release by and between Jeffrey G. Zwiefel and Life Time Group Holdings, Inc., effective as of December 31, 2023.	10-K	001-40887	10.22	2/28/2024

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.22 #	Consulting Agreement by and between Jeffrey G. Zwiefel and Life Time, Inc., effective as of December 31, 2023.	10-K	001-40887	10.23	2/28/2024
10.23 #	Employment Agreement by and between RJ Singh and Life Time Group Holdings, Inc., effective as of October 12, 2021.	S-1	333-259495	10.31	9/13/2021
10.24 #	Employment Agreement by and between Parham Javaheri and Life Time Group Holdings, Inc., effective as of October 12, 2021.	10-Q	001-40887	10.1	5/11/2022
10.25 #	Employment Agreement by and between Robert Houghton and Life Time Group Holdings, Inc., effective as of August 28, 2022.	8-K	001-40887	10.1	8/29/2022
10.26 #	Separation Agreement and General Release by and between Robert Houghton and Life Time, Inc., effective as of January 5, 2024.	8-K	001-40887	10.1	12/26/2023
10.27	Form of Director and Officer Indemnification and Advancement Agreement.	S-1	333-259495	10.33	9/13/2021
10.28	Third Amended and Restated Stockholders Agreement, dated October 6, 2021, among the Company and certain of its stockholders.	8-K	001-40887	10.1	10/12/2021
10.29	Eleventh Amendment to the Credit Agreement, dated as of December 6, 2023, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	12/6/2023
10.30	Thirteenth Amendment to the Credit Agreement, dated as of September 20, 2024, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	9/23/2024
10.31	Fourteenth Amendment to the Credit Agreement, dated as of November 5, 2024, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	11/06/2024
10.32	Fifteenth Amendment to the Credit Agreement, dated as of August 18, 2025, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	8/18/2025
19.1	Life Time Group Holdings, Inc. Insider Trading Compliance Policy and Procedures.	10-K	001-40887	19.1	2/27/2025
21.1	Subsidiaries of the Registrant.				Filed herewith
23.1	Consent of Deloitte & Touche LLP.				Filed herewith
24.1	Power of Attorney (included in the signature page to the Annual Report).
31.1	Certificate of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
97.1	Life Time Group Holdings, Inc. Executive Incentive Compensation Recovery Policy.	10-K	001-40887	97.1	2/28/2024
101. INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
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

Life Time Group Holdings, Inc.

Date: February 24, 2026	By:	/s/ Erik Weaver
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

Signature	Title	Date

/s/ Bahram Akradi	Founder, Chairman & Chief Executive Officer	February 24, 2026
Bahram Akradi	(Principal Executive Officer)

/s/ Erik Weaver	Executive Vice President & Chief Financial Officer	February 24, 2026
Erik Weaver	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jimena Almendares	Director	February 24, 2026
Jimena Almendares

/s/ Joel Alsfine	Director	February 24, 2026
Joel Alsfine

/s/ Donna Coallier	Director	February 24, 2026
Donna Coallier

/s/ Jonathan Coslet	Director	February 24, 2026
Jonathan Coslet

/s/ John G. Danhakl	Director	February 24, 2026
John G. Danhakl

/s/ J. Kristofer Galashan	Director	February 24, 2026
J. Kristofer Galashan

/s/ Paul Hackwell	Director	February 24, 2026
Paul Hackwell

/s/ David A. Landau	Director	February 24, 2026
David A. Landau

/s/ Stuart Lasher	Director	February 24, 2026
Stuart Lasher

/s/ Jennifer Pomerantz	Director	February 24, 2026
Jennifer Pomerantz

/s/ Alejandro Santo Domingo	Director	February 24, 2026
Alejandro Santo Domingo

/s/ Andres Small	Director	February 24, 2026
Andres Small