Form 10-Q
period 2026-03-31
Life Time Group Holdings, Inc.
filed 2026-05-05
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2026, the registrant had 222,602,738 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$119,951	$204,807
Restricted cash and cash equivalents	30,232	27,362
Accounts receivable, net	25,476	24,092
Center operating supplies and inventories	67,028	67,618
Prepaid expenses and other current assets	80,315	61,881
Total current assets	323,002	385,760
Property and equipment, net	3,799,840	3,633,229
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,472,648	2,479,804
Intangible assets, net	180,532	180,810
Other assets	94,489	92,989
Total assets	$8,105,870	$8,007,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,193	$90,249
Construction accounts payable	124,844	143,545
Deferred revenue	63,250	60,309
Accrued expenses and other current liabilities	226,100	214,351
Current maturities of debt	20,705	21,848
Current maturities of operating lease liabilities	81,585	79,208
Total current liabilities	608,677	609,510
Long-term debt, net of current portion	1,482,099	1,485,939
Operating lease liabilities, net of current portion	2,558,596	2,555,513
Deferred income taxes, net	182,122	172,217
Other liabilities	55,105	58,561
Total liabilities	4,886,599	4,881,740
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 222,447 and 221,077 shares issued and outstanding, respectively	2,225	2,211
Additional paid-in capital	3,184,562	3,183,032
Retained earnings (accumulated deficit)	41,196	(46,902)
Accumulated other comprehensive loss	(8,712)	(12,130)
Total stockholders’ equity	3,219,271	3,126,211
Total liabilities and stockholders’ equity	$8,105,870	$8,007,951
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Center revenue	$767,566	$685,654
Other revenue	21,134	20,387
Total revenue	788,700	706,041
Operating expenses:
Center operations	406,704	370,987
Rent	89,891	81,165
General, administrative and marketing	59,631	57,847
Depreciation and amortization	80,693	70,919
Other operating expense	16,943	17,453
Total operating expenses	653,862	598,371
Income from operations	134,838	107,670
Other income (expense):
Interest expense, net of interest income	(15,697)	(25,107)
Equity in earnings (loss) of affiliates	126	(16)
Total other expense	(15,571)	(25,123)
Income before income taxes	119,267	82,547
Provision for income taxes	31,169	6,405
Net income	$88,098	$76,142

Income per common share:
Basic	$0.40	$0.36
Diluted	$0.39	$0.34
Weighted-average common shares outstanding:
Basic	221,853	211,958
Diluted	227,454	223,619

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$88,098	$76,142
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	(1,225)	65
Derivative instruments:
Unrealized gain, net of tax of $1,802 and $0, respectively	5,129	—
Realized gain reclassified from accumulated other comprehensive loss to earnings, net of tax of $(170) and $0, respectively	(486)	—
Other comprehensive income	3,418	65
Comprehensive income	$91,516	$76,207

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2025	221,077	$2,211	$3,183,032	$(46,902)	$(12,130)	$3,126,211
Net income	—	—	—	88,098	—	88,098
Other comprehensive income	—	—	—	—	3,418	3,418
Share-based compensation	—	—	9,752	—	—	9,752
Stock option exercises	682	7	7,321	—	—	7,328
Shares of common stock issued in connection with the vesting of restricted stock units and performance stock units	1,277	13	(13)	—	—	—
Shares of common stock repurchased	(400)	(4)	(10,698)	—	—	(10,702)
Settlement of accrued compensation liabilities through the issuance of shares of common stock	234	2	6,181	—	—	6,183
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(423)	(4)	(11,013)	—	—	(11,017)
Balance at March 31, 2026	222,447	$2,225	$3,184,562	$41,196	$(8,712)	$3,219,271

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2024	207,495	$2,075	$3,041,645	$(420,573)	$(12,797)	$2,610,350
Net income	—	—	—	76,142	—	76,142
Other comprehensive income	—	—	—	—	65	65
Share-based compensation	—	—	10,276	—	—	10,276
Stock option exercises	11,843	118	27,762	—	—	27,880
Shares of common stock issued in connection with the vesting of restricted stock units and performance stock units	1,240	12	(12)	—	—	—
Settlement of accrued compensation liabilities through the issuance of shares of common stock	454	5	13,822	—	—	13,827
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(3,133)	(31)	(4,038)	—	—	(4,069)
Balance at March 31, 2025	217,899	$2,179	$3,089,455	$(344,431)	$(12,732)	$2,734,471

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$88,098	$76,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,693	70,919
Deferred income taxes	8,429	1,177
Share-based compensation	10,548	11,909
Non-cash rent expense	2,354	3,403
Impairment charges associated with long-lived assets	18	966
Loss on disposal of property and equipment, net	827	128
Amortization of debt discounts and issuance costs	930	906
Changes in operating assets and liabilities	5,526	17,926
Other	1,370	380
Net cash provided by operating activities	198,793	183,856
Cash flows from investing activities:
Capital expenditures	(260,016)	(142,482)
Other	(96)	839
Net cash used in investing activities	(260,112)	(141,643)
Cash flows from financing activities:
Repayments of debt	(5,686)	(5,559)
Proceeds from revolving credit facility	—	125,000
Repayments of revolving credit facility	—	(135,000)
Repayments of finance lease liabilities	(417)	(842)
Proceeds from stock option exercises	7,328	27,880
Common stock share repurchases	(10,702)	—
Employee tax withholding associated with net share-settled share-based awards	(11,017)	(4,069)
Other	(4)	(30)
Net cash (used in) provided by financing activities	(20,498)	7,380
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(169)	—
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(81,986)	49,593
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	232,169	27,878
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$150,183	$77,471

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of March 31, 2026, we operated 190 centers in 31 states and one Canadian province.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by rules and regulations of the Securities and Exchange Commission (the “SEC”). While these statements reflect normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.
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
New Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, included in each relevant expense caption presented in its income statement. We expect to adopt this accounting guidance for our Annual Report on Form 10-K for the year ended December 31, 2027. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.

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
Fair Value Measurements on a Recurring Basis. As of March 31, 2026 and December 31, 2025, assets and liabilities that are measured at fair value on a recurring basis were as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps (1)	$—	$3,623	$—	$3,623
Cash surrender value of life insurance policies (2)	—	17,484	—	17,484
Total assets	$—	$21,107	$—	$21,107
Liabilities:
Deferred compensation (3)	16,037	—	—	16,037
Total liabilities	$16,037	$—	$—	$16,037

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps (1)	$—	$397	$—	$397
Cash surrender value of life insurance policies (2)	—	17,963	—	17,963
Total assets	$—	$18,360	$—	$18,360
Liabilities:
Interest rate swaps (1)	$—	$2,917	$—	$2,917
Deferred compensation (3)	16,379	—	$—	$16,379
Total liabilities	$16,379	$2,917	$—	$19,296
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
For more information regarding our interest rate swaps, see Note 5, Derivative Instruments and Hedging Activities.
Long-term debt. At March 31, 2026 and December 31, 2025, the carrying value and fair value of our outstanding long-term debt was as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,519,639	$1,523,389	$1,525,363	$1,539,085
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
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three months ended March 31, 2026 and 2025.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Property held for sale	$2,471	$2,471
Construction contract receivables	5,449	12,231
Interest rate swap assets	2,475	397
Prepaid insurance	11,645	2,082
Prepaid commissions	8,261	7,569
Prepaid rent	4,831	4,053
Prepaid events expense	4,011	2,908
Prepaid software licenses and maintenance	11,729	7,306
Prepaid payroll	15,882	13,155
Other	13,561	9,709
Prepaid expenses and other current assets	$80,315	$61,881
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Real estate taxes	$34,400	$38,147
Accrued interest	15,514	7,637
Accrued income tax	20,897	345
Payroll liabilities	43,860	53,050
Accrued variable rent	12,251	16,693
Self-insurance accruals	37,266	35,549
Goods and services received but not invoiced	42,347	42,099
Current maturities of finance lease liabilities	12,169	12,099
Other	7,396	8,732
Accrued expenses and other current liabilities	$226,100	$214,351

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Three Months Ended March 31,
	2026	2025
Accounts receivable	$(1,527)	$437
Center operating supplies and inventories	579	(2,216)
Prepaid expenses and other current assets	(20,409)	(15,514)
Income tax receivable	—	3,728
Other assets	7,870	(511)
Accounts payable	(807)	(3,669)
Accrued expenses and other current liabilities	18,330	31,414
Deferred revenue	2,932	4,712
Other liabilities	(1,442)	(455)
Changes in operating assets and liabilities	$5,526	$17,926
Additional supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2026	2025
Net cash paid for income taxes, net of refunds received	$2,184	$1,500
Net cash paid for interest (including cash settlements associated with interest rate swaps), net of capitalized interest	8,519	6,366
Capitalized interest	6,452	2,529
Non-cash activities:
Settlement of accrued compensation liabilities through the issuance of common stock	6,183	13,827
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	—	53,580
Finance leases	188	11,585
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	25,031	2,364
Non-cash increase in finance lease liabilities as a result of interest accretion	106	181
Non-cash increase in financing obligations as a result of interest accretion	23	12

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Membership dues and enrollment fees	$561,454	$501,653
In-center revenue	206,112	184,001
Total center revenue	767,566	685,654
Other revenue	21,134	20,387
Total revenue	$788,700	$706,041
The timing associated with the revenue we recognized during the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Services transferred over time	$689,268	$20,928	$710,196	$612,517	$20,387	$632,904
Goods and services transferred at a point in time	78,298	206	78,504	73,137	—	73,137
Total revenue	$767,566	$21,134	$788,700	$685,654	$20,387	$706,041
Contract liabilities
Contract liabilities, which represent payments or consideration received in advance for goods or services that we have not yet transferred to the customer, consisted of the following:

	March 31, 2026	December 31, 2025	Classification in Condensed Consolidated Balance Sheets
Contract liabilities - current	$63,250	$60,309	Deferred revenue
Contract liabilities - long-term	26	41	Other liabilities
Total contract liabilities	$63,276	$60,350
Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, enrollment fees, other in-center service offerings and membership dues. The following table reflects the change in contract liabilities for the three months ended March 31, 2026:

Amount
Total contract liabilities balance at December 31, 2025	$60,350
Revenue recognized that was included in contract liabilities at the beginning of the year	(40,193)
Increase, excluding amounts recognized as revenue during the period	43,119
Total contract liabilities balance at March 31, 2026	$63,276

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
5. Derivative Instruments and Hedging Activities
We have entered into receive-variable, pay-fixed interest rate swap agreements with five high-quality institutional banks, each of which had an effective date of April 8, 2025 and is set to expire on April 5, 2028. On the effective date, the initial aggregate notional amount associated with these interest rate swaps was $997.5 million, the then-outstanding variable rate borrowings under our Term Loan Facility. The aggregate notional amount associated with these interest rate swaps decreases over time in a manner that is aligned with the timing and amount of scheduled principal payments due with respect to the outstanding borrowings under our Term Loan Facility. At March 31, 2026, the aggregate notional amount associated with these interest rate swaps was $990.0 million. Pursuant to these interest rate swaps, we make fixed interest payments at 3.409% in exchange for receiving variable interest payments based on Term Secured Overnight Financing Rate (“SOFR”).
Because the fair value of interest rate swap arrangements is derived from market-based rates, they are classified as derivative financial instruments. We recognize all of our interest rate swap assets and liabilities at fair value (see “Fair Value Measurements” within Note 2, Summary of Significant Accounting Policies).
Each of our interest rate swaps qualifies for and has been designated as a cash flow hedge. As of March 31, 2026, we have determined that each of our interest rate swaps is highly effective in achieving offsetting changes in the fair value of the expected future variable cash flows associated with the outstanding borrowings under our Term Loan Facility. Accordingly, unrealized gains or losses associated with changes in the fair value of our interest rate swaps are recognized as a component of accumulated other comprehensive loss (“AOCL”) on our condensed consolidated balance sheets. Realized gains or losses associated with the monthly cash settlements we receive or pay, respectively, in connection with our interest rate swaps are reclassified out of AOCL and recognized in Interest expense, net of interest income in our condensed consolidated statements of operations in the same period during which interest expense associated with the hedged variable interest rate payments is recognized.
The monthly cash settlements we receive or pay in connection with these interest rate swaps are reported within operating activities in our condensed consolidated statements of cash flows.
The fair value of our outstanding designated interest rate swap assets and liabilities is reported in our condensed consolidated balance sheet as follows:

	March 31, 2026	December 31, 2025	Classification on Condensed Consolidated Balance Sheet
Interest rate swap assets:
Current	$2,475	$397	Prepaid expenses and other current assets
Non-current	1,148	—	Other assets
Total interest rate swap assets	$3,623	$397

Interest rate swap liabilities	$—	$2,917	Other liabilities

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The unrealized gain (loss) associated with our interest rate swaps that was recognized in AOCL, as well as the realized gain that was reclassified out of AOCL to earnings, during the three months ended March 31, 2026 were as follows:

	Three Months Ended March 31, 2026	Affected Line Item on Condensed Consolidated Statements of Operations
Balance in AOCL at December 31, 2025	$(2,053)
Unrealized gain:
Pretax unrealized gain (effective portion)	6,931
Less: Tax expense	(1,802)
Unrealized gain, net of tax (effective portion)	5,129
Realized gain reclassified to earnings:
Pretax realized gain reclassified to earnings (effective portion)	(656)	Interest expense, net of interest income
Less: Tax expense	170	Provision for income taxes
Realized gain reclassified to earnings, net of tax (effective portion)	(486)
Balance in AOCL at March 31, 2026	$2,590
At March 31, 2026, we expect approximately $1.8 million of after-tax realized gain on interest rate swaps to be reclassified out of AOCL to earnings within the next 12 months. The remaining maturity of our interest rate swaps at March 31, 2026 was 2.0 years.
6. Debt
Debt consisted of the following:

	March 31, 2026	December 31, 2025
Term Loan Facility, maturing November 2031	$990,025	$992,512
Revolving Credit Facility, maturing September 2029	—	—
6.000% Senior Secured Notes, maturing November 2031	500,000	500,000
Mortgage Notes, various maturities	26,225	29,423
Other debt	3,298	3,298
Fair value adjustment	91	130
Total debt	1,519,639	1,525,363
Less unamortized debt discounts and issuance costs	(16,835)	(17,576)
Total debt less unamortized debt discounts and issuance costs	1,502,804	1,507,787
Less current maturities	(20,705)	(21,848)
Long-term debt, less current maturities	$1,482,099	$1,485,939
Term Loan Facility
The variable rate interest payments on our Term Loan Facility are hedged by our interest rate swaps. Pursuant to these interest rate swaps, we effectively pay fixed interest on our outstanding Term Loan Facility borrowings at 3.409%, plus an applicable margin. With the upgrade of our issuer credit rating by S&P Global Ratings on June 18, 2025, our applicable margin was reduced by 0.25% to 2.25% effective on June 19, 2025, and with the amendment to our Term Loan Facility on August 18, 2025, our applicable margin was reduced by an additional 0.25% to 2.00%. As a result, the effective fixed interest rate associated with our outstanding Term Loan Facility borrowings at March 31, 2026 was 5.409%. We are required to make quarterly principal payments of 0.25% of the outstanding balance on the Term Loan Facility. See Note 5, Derivative Instruments and Hedging Activities for more information regarding our interest rate swaps.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Revolving Credit Facility
We did not borrow or repay any amounts under our Revolving Credit Facility during the three months ended March 31, 2026. At March 31, 2026, there were no outstanding borrowings under our $650.0 million Revolving Credit Facility, and there were $33.1 million of outstanding letters of credit, resulting in total revolver availability of $616.9 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable margin of 2.00% or base rate plus 1.00%.
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
As of March 31, 2026, we were either in compliance in all material respects with the covenants or the covenants were not applicable.
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at March 31, 2026 were as follows:

April 2026 through March 2027	$20,705
April 2027 through March 2028	25,757
April 2028 through March 2029	10,139
April 2029 through March 2030	10,150
April 2030 through March 2031	10,167
Thereafter	1,442,630
Total future maturities of long-term debt	$1,519,548
7. Stockholders’ Equity
Share-Based Compensation Expense
Share-based compensation expense for the three months ended March 31, 2026 was $10.5 million, of which $9.7 million and $0.8 million was associated with equity-classified awards and liability-classified awards, respectively.
Share-based compensation expense for the three months ended March 31, 2025 was $11.9 million, of which $10.3 million and $1.6 million was associated with equity-classified awards and liability-classified awards, respectively.
Restricted Stock Units
During the three months ended March 31, 2026, the Company granted approximately 0.6 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 0.3 million were time-based vesting awards granted to our executives in connection with our long-term incentive compensation program that vest in ratable installments over three years, and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program, in each case subject to continuous employment from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Performance Stock Units
During the three months ended March 31, 2026, the Company granted approximately 0.3 million three-year performance stock unit awards under the 2021 Incentive Award Plan, half of which are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period, and half of which are based on relative total shareholder return over a three-year period that cliff vest at the end of the three-year period. We determine the grant date fair value of performance stock unit awards with Adjusted EBITDA performance metrics by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date. We determine the grant date fair value of performance stock unit awards with relative total shareholder return market metrics by multiplying the number of performance stock unit awards by the grant date fair value per unit which is calculated using the Monte Carlo simulation model.
Other Share-Based Payment Awards
2026 Short-Term Incentive Program
During the three months ended March 31, 2026, the Company adopted a short-term incentive compensation program for eligible team members who are not executive officers. Pursuant to this program, awards will be paid out in cash and/or through the issuance of fully-vested shares of the Company’s common stock in early 2027 if the Company’s performance exceeds the tranche one performance metric. As of March 31, 2026, we expect that a portion of these awards will be settled in fully-vested shares of the Company’s common stock. As it relates to the portion of these awards that we expect to settle in fully-vested shares of the Company’s common stock, we are accounting for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the three months ended March 31, 2026 is included in Accrued expenses and other current liabilities on our March 31, 2026 condensed consolidated balance sheet.
2025 Short-Term Incentive Program
In February 2026, our board of directors determined that our 2025 performance exceeded the tranche three performance metric under our 2025 short-term incentive compensation program and issued corresponding shares of common stock to certain of our eligible employees. Effective as of the determination date, the $6.2 million then-outstanding liability we had recognized in connection with these liability-classified share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the three months ended March 31, 2026.
Share Repurchase Program
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
During the three months ended March 31, 2026, we repurchased 0.4 million shares of common stock under the Share Repurchase Program for total consideration of approximately $10.7 million.
As of March 31, 2026, we had approximately $489.3 million of availability remaining under our Share Repurchase Program.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accumulated Other Comprehensive Loss
Changes in the AOCL balances for the three months ended March 31, 2026 were as follows (all amounts are reported net of tax):

	Three Months Ended March 31, 2026
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Total
AOCL balance at December 31, 2025	$(10,077)	$(2,053)	$(12,130)
Other comprehensive (loss) income before reclassifications	(1,225)	5,129	3,904
Amounts reclassified from AOCL to earnings	—	(486)	(486)
AOCL balance at March 31, 2026	$(11,302)	$2,590	$(8,712)
Changes in AOCL balances for the three months ended March 31, 2025 were related to foreign currency translation adjustments only.
8. Income Per Share
For the three months ended March 31, 2026 and 2025, our potentially dilutive securities included stock options, restricted stock units, performance stock units, shares to be issued under our employee stock purchase plan (“ESPP”) and contingently issuable shares related to our short-term incentive compensation program.
The following table sets forth the calculation of basic and diluted income per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net income	$88,098	$76,142

Weighted-average common shares outstanding – basic	221,853	211,958
Dilutive effect of stock-based compensation awards	5,601	11,661
Weighted-average common shares outstanding – diluted	227,454	223,619

Income per common share – basic	$0.40	$0.36
Income per common share – diluted	$0.39	$0.34
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Stock options	28	37
Restricted stock units	556	2
Performance stock units	159	—
ESPP shares	96	—
Potential common shares excluded from the weighted average share calculations	839	39

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
9. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (the “District Court”) (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties appealed from that judgment to the Minnesota Court of Appeals (the “Court of Appeals”). On August 11, 2025, the Court of Appeals reversed the District Court’s order granting summary judgment in favor of Zurich, holding that governmental closure orders were the causes of Life Time Parties’ losses under the property/business interruption policy, and not the pandemic. The Court of Appeals concluded that Life Time Parties have a coverage limit of $1.0 million per occurrence and there were 29 occurrences, reflecting the 29 different jurisdictions that issued closure orders affecting the Life Time Parties’ 150 locations. The Court of Appeals remanded the Action to the District Court for further proceedings. On September 8, 2025, Zurich petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals. On September 30, 2025, the Life Time Parties filed an opposition to Zurich’s petition for review. In November 2025, Zurich paid approximately $40 million to the Life Time Parties in partial satisfaction of their legal claims in this Action, which was recognized in 2025. This payment represents up to $1.0 million plus interest for 26 occurrences of 29 total occurrences found by the Court of Appeals in its order dated August 11, 2025. The Life Time Parties’ claims with respect to the remaining three occurrences were settled with Zurich in April 2026 and the Action will be dismissed. We will recognize the settlement related to these remaining three occurrences in the second quarter of 2026.
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
10. Subsequent Events
During April 2026, we closed on the sale-leaseback of five owned properties with two institutional real estate investors for aggregate gross proceeds of approximately $200 million.
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from March 31, 2026 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no other events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this discussion and analysis are forward-looking statements within the meaning of federal securities regulations. Forward-looking statements in this discussion and analysis include, but are not limited to, our plans, strategies and prospects, both business and financial, including our financial outlook, growth, business initiatives, memberships, cost efficiencies and margin expansion, capital expenditures and free cash flow, improvements to our balance sheet, net debt and leverage, interest expense, consumer demand, industry and economic trends, tax rates and expense, rent expense, expected number and timing of new center openings and successful signings and closings of center takeovers and sale-leaseback transactions (including the amount, pricing and timing thereof), possible or assumed future actions, business strategies, events or results of operations. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs and assumptions regarding future events. All forward-looking statements are, by nature, subject to risks, uncertainties and other factors. This discussion and analysis does not purport to identify factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements. You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “assumes,” “expects,” “anticipates,” “intends,” “continues,” “projects,” “predicts,” “estimates,” “plans,” “potential,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “foreseeable,” “may,” and “could” as well as the negative version of these words or similar terms and phrases are generally forward-looking in nature and not historical facts. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
The forward-looking statements contained in this discussion and analysis are based on management’s current beliefs and assumptions and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Actual results may differ materially from these expectations due to numerous factors, many of which are beyond our control, including risks relating to our business operations and the growth of our business, risks relating to our brand, risks relating to our technological operations, risks relating to our capital structure and lease obligations, risks relating to our human capital, risks relating to legal compliance and risk management and risks relating to ownership of our common stock and the other important factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) and as such risk factors may be updated from time to time in our periodic filings with the SEC that are accessible on the SEC’s website at www.sec.gov. Since it is not possible to foresee all such factors, these factors should not be considered as complete or exhaustive. Consequently, we caution investors not to place undue reliance on any forward-looking statements, as no forward-looking statement can be guaranteed, and actual results may vary materially. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.
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
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of nearly 1.6 million individual members, who together comprise more than 888,000 memberships, as of March 31, 2026. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes 190 centers—distinctive, resort-like athletic country club destinations—across 31 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.

Our luxurious athletic country clubs total over 18 million of indoor square feet and over seven million of outdoor square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 45,000 Life Time team members, including over 11,400 certified fitness professionals, ranging from personal trainers to studio performers. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership, which includes membership dues and in-center revenue, increased to $930 for the three months ended March 31, 2026 as compared to $844 for the three months ended March 31, 2025. Total visits to our clubs were nearly 32 million for the three months ended March 31, 2026 as compared to over 30 million for the three months ended March 31, 2025, and average visits per membership to our centers remained strong at 39 for the three months ended March 31, 2026.
Our membership mix has been improving with couples and families comprising increasingly larger portions of our total memberships and qualified memberships administered through medical insurance providers decreasing. Our couples and family memberships have historically been more engaged with higher retention and higher average monthly dues. Our qualified medical memberships have significantly lower average monthly dues and we are limiting their offering, along with certain of these third-party administrated programs having been terminated with more potentially terminating or expiring. We have been able to successfully convert many of these qualified medical memberships that have terminated to direct memberships with minimal impact on membership dues. With these membership dynamics and our premium, high-use model, our center membership growth has been smaller than our total Center revenue growth and we expect that trend to continue, including because our clubs are typically reaching their desired utilization and revenue with fewer memberships.
Our total Center revenue increased to $767.6 million for the three months ended March 31, 2026 as compared to $685.7 million for the three months ended March 31, 2025. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance; however, many of our newer centers are ramping faster than this historical average. As of March 31, 2026, we had 27 centers open for less than three years and 17 new centers under construction. We are expanding the number of our centers using an asset-light model that targets affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase.
We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner. We have opened five new centers in 2026 to date and are targeting 12 to 14 new centers on average per year. We also expect a larger percentage of our new centers will be large format ground up construction builds as compared to 2024 and 2025.
We also continue to execute several strategic initiatives on a club-by-club basis that are driving revenue, engagement, membership optimization and expansion as we elevate and broaden our member experiences and allow members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX, Ultra Fit, MB360 and CTR, our ARORA community focused on members aged 55 years and older, and LT Games, a unique hybrid-athletic competition. Our MIORA performance and longevity health offering is performing to our expectations and we now have a total of eight locations.
We have also been executing on enhanced offerings to accelerate growth beyond our centers. Our digital platform is delivering a true omni-channel experience through our integrated digital app, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. We are continuing to invest in our digital capabilities, including artificial intelligence such as L•AI•C, our first generative, artificial intelligence driven healthy way of life personal companion with personalized content and recommendations, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place. Additionally, we are selling our LTH nutritional products more broadly on e-commerce platforms.

We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. We have also begun to dedicate space within many of our athletic country clubs for work lounges that have a design aesthetic similar to our Life Time Work locations. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences in close proximity to our athletic country clubs. As of March 31, 2026, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living concept is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.
Macroeconomy, Geopolitical and Policy Environments
We continue to monitor the macroeconomic, geopolitical and policy environments and their impact on our business, including with respect to inflation, the war in Iran, interest rates, tariffs, taxes and labor, as well as a potential economic recession or low growth and general economic and political conditions. There continues to be macroeconomic and geopolitical uncertainty in many markets around the world, including as a result of military operations in the Middle East, the international unrest, and new or elevated tariffs, which combined have increased certain of our expenses and capital expenditures, but have not had a material impact on our business. We continue to analyze the potential impact of these events and any resulting downstream impacts, including higher inflation and any disruption to the supply chain. Despite these headwinds, we have experienced growth in our revenue and expanded our operating margins. We will continue to monitor the macroeconomic, geopolitical and policy environments and while any future uncertainty or volatility, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could adversely affect our business and results of operations, we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three months ended March 31, 2026 and 2025. The following information has been presented consistently for all periods presented.

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	837,903	826,374
On-hold memberships	50,147	53,377
Total memberships	888,050	879,751

Revenue Data
Membership dues and enrollment fees	73.1%	73.2%
In-center revenue	26.9%	26.8%
Total Center revenue	100.0%	100.0%

Membership dues and enrollment fees	$561,454	$501,653
In-center revenue	206,112	184,001
Total Center revenue	$767,566	$685,654

Average Center revenue per center membership (1)	$930	$844
Comparable center revenue (2)	8.6%	12.9%

Center Data
Net new center openings (3)	1	1
Total centers (end of period) (3)	190	180
Total center square footage (end of period) (4)	18,400,000	17,700,000

GAAP and Non-GAAP Financial Measures
Net income	$88,098	$76,142
Net income margin (5)	11.2%	10.8%
Adjusted net income (6)	$96,222	$75,537
Adjusted net income margin (6)	12.2%	10.7%
Adjusted EBITDA (7)	$226,655	$191,588
Adjusted EBITDA margin (7)	28.7%	27.1%
Center operations expense	$406,704	$370,987
Pre-opening expenses (8)	$2,212	$1,373
Rent	$89,891	$81,165
Non-cash rent expense (open properties) (9)	$800	$2,295
Non-cash rent expense (properties under development) (9)	$1,554	$1,108
Net cash provided by operating activities	$198,793	$183,856
Free cash flow (10)	$(61,223)	$41,374
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended March 31, 2026, we opened one center.
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
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2026	2025
Net income	$88,098	$76,142
Share-based compensation expense (a)	10,548	11,909
Capital transaction costs (b)	—	920
Other (c)	450	186
Taxes (d)	(2,874)	(13,620)
Adjusted net income	$96,222	$75,537

Income per common share:
Basic	$0.40	$0.36
Diluted	$0.39	$0.34
Adjusted income per common share:
Basic	$0.43	$0.36
Diluted	$0.42	$0.34
Weighted-average common shares outstanding:
Basic	221,853	211,958
Diluted	227,454	223,619
(a)    Share-based compensation expense recognized during the three months ended March 31, 2026 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) and liability-classified awards related to our 2026 short-term incentive plan. Share-based compensation expense recognized during the three months ended March 31, 2025 was associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2025 short-term incentive plan.
(b)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature.
(c)    Includes (i) legal-related expenses in pursuit of our claim against Zurich of $0.1 million for the three months ended March 31, 2025 and (ii) other immaterial transactions or items that are unusual or non-recurring in nature of $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
(d)    Represents the estimated tax effect of the total adjustments made to arrive at Adjusted net income using the effective income tax rates for the respective periods. We updated the Taxes amount used to arrive at Adjusted net income for the three months ended March 31, 2025 to include $12.6 million in income tax benefits resulting from a significant exercise of stock options by our Chief Executive Officer that were set to expire in 2025. This change did not impact our condensed consolidated financial statements prepared in accordance with GAAP, but it did decrease our non-GAAP Adjusted net income and Adjusted income per common share for the three months ended March 31, 2025.
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
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net income	$88,098	$76,142
Interest expense, net of interest income	15,697	25,107
Provision for income taxes	31,169	6,405
Depreciation and amortization	80,693	70,919
Share-based compensation expense (a)	10,548	11,909
Capital transaction costs (b)	—	920
Other (c)	450	186
Adjusted EBITDA	$226,655	$191,588
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
The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net cash provided by operating activities	$198,793	$183,856
Capital expenditures, net of construction reimbursements	(260,016)	(142,482)
Free cash flow	$(61,223)	$41,374
Factors Affecting the Comparability of our Results of Operations
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 71% of our centers are now leased, including approximately 83% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.

Macroeconomic, Geopolitical and Policy Trends
We have been monitoring the macroeconomic, geopolitical and policy environments and their impact on our business, including with respect to inflation, the war in Iran, interest rates, tariffs, taxes and labor, as well as a potential economic recession or low growth and general economic and political conditions. See “—Overview—Macroeconomy, Geopolitical and Policy Environments” for additional information.
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
More information on all of our significant accounting policies can be found in Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in such Annual Report on Form 10-K.

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
			As a Percentage of Total Revenue
	2026	2025	2026	2025
Revenue:
Center revenue	$767,566	$685,654	97.3%	97.1%
Other revenue	21,134	20,387	2.7%	2.9%
Total revenue	788,700	706,041	100.0%	100.0%
Operating expenses:
Center operations	406,704	370,987	51.6%	52.5%
Rent	89,891	81,165	11.4%	11.5%
General, administrative and marketing	59,631	57,847	7.6%	8.2%
Depreciation and amortization	80,693	70,919	10.2%	10.0%
Other operating expense	16,943	17,453	2.1%	2.5%
Total operating expenses	653,862	598,371	82.9%	84.7%
Income from operations	134,838	107,670	17.1%	15.3%
Other (expense) income:
Interest expense, net of interest income	(15,697)	(25,107)	(2.0)%	(3.6)%
Equity in earnings (loss) of affiliates	126	(16)	—%	—%
Total other expense	(15,571)	(25,123)	(2.0)%	(3.6)%
Income before income taxes	119,267	82,547	15.1%	11.7%
Provision for income taxes	31,169	6,405	4.0%	0.9%
Net income	$88,098	$76,142	11.1%	10.8%
Total revenue. The $82.7 million increase in Total revenue for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due to continued strong growth in membership dues and in-center revenue, driven by higher average dues including from improved membership mix, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $81.9 million increase in Center revenue for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:
•73.0% was from membership dues and enrollment fees, which increased $59.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase reflects the higher average monthly dues per Center membership due to continued improvement in membership mix and the growth in our new and ramping centers during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025; and
•27.0% was from in-center revenue, which increased $22.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
The $0.8 million increase in Other revenue for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by the improved performance of our Life Time Work locations and events business.
Center operations expenses. The $35.7 million increase in Center operations expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $8.7 million increase in Rent expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $1.8 million increase in General, administrative and marketing expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to increases in center support overhead to enhance and broaden our member services and experiences.
Depreciation and amortization expenses. The $9.8 million increase in Depreciation and amortization expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to new center openings and capitalized software development costs.
Other operating expense. The $0.5 million decrease in Other operating expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to lower impairments on development costs incurred in the normal course of business.
Interest expense, net of interest income. The $9.4 million decrease in Interest expense, net of interest income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by lower average levels of outstanding borrowings and a lower interest rate largely as a result of the interest rate swaps entered into in April 2025.
Provision for income taxes. The $24.8 million increase in provision for income taxes for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by an increase in earnings before taxes and a decrease in the excess tax deduction associated with share-based compensation. The effective tax rate was 26.1% and 7.8% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended March 31, 2026 is higher than our statutory rate of 21% and is primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.
Net income. As a result of the factors described above, net income was $88.1 million for the three months ended March 31, 2026 as compared to $76.1 million for the three months ended March 31, 2025.
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
As of March 31, 2026, there were no outstanding borrowings under our Revolving Credit Facility and there were $33.1 million of outstanding letters of credit, resulting in total availability under our $650.0 million Revolving Credit Facility of $616.9 million. Total cash and cash equivalents at March 31, 2026 was $120.0 million, resulting in total cash and availability under our Revolving Credit Facility of $736.9 million.

The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by operating activities	$198,793	$183,856
Net cash used in investing activities	(260,112)	(141,643)
Net cash (used in) provided by financing activities	(20,498)	7,380
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(169)	—
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	$(81,986)	$49,593
Operating Activities
The $14.9 million increase in net cash provided by operating activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily the result of increased business performance and profitability.
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
The $118.5 million increase in net cash used in investing activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by a $117.5 million increase in capital expenditures.
The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Growth capital expenditures (1)	$205,179	$93,483
Maintenance capital expenditures (2)	31,469	29,403
Modernization and technology capital expenditures (3)	23,368	19,596
Total capital expenditures	$260,016	$142,482
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
The increase in total capital expenditures for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by an increase in new center construction as we expand our new center openings to 12 to 14 centers per year, most of which will be large format ground up builds in 2026 and 2027, higher maintenance expenditures for member experiences and operational efficiencies, and higher modernization and technology expenditures for digital and artificial intelligence initiatives.
Financing Activities
The $27.9 million increase in net cash used in financing activities for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by lower proceeds from stock option exercises, employee tax withholding associated with net share-settled share-based awards and shares repurchases, partially offset by lower net repayments under our Revolving Credit Facility.

We believe we will generate adequate amounts of cash to meet our requirements and plans for cash in the short-term and long-term and expect to satisfy our short-term and long-term obligations through a combination of cash on hand, funds generated from operations, sale-leaseback transactions, the borrowing capacity available under our Revolving Credit Facility and additional debt and equity financing as needed. During April 2026, we closed on sale-leasebacks for five owned properties with two institutional real estate investors for aggregate gross proceeds of approximately $200 million. We expect to close on additional sale-leasebacks during 2026 for gross proceeds of an incremental $200 million and have positive Free cash flow for 2026.
Share Repurchase Program
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
During the three months ended March 31, 2026, we repurchased 0.4 million shares of common stock under the Share Repurchase Program for total consideration of approximately $10.7 million. For additional detail on these share repurchases, refer to Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds, in this Quarterly Report on Form 10-Q.
As of March 31, 2026, we had approximately $489.3 million of availability remaining under our Share Repurchase Program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business that include changes in interest rates and changes in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At March 31, 2026, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At March 31, 2026, there were no outstanding borrowings under the Revolving Credit Facility and $33.1 million of outstanding letters of credit, resulting in total revolver availability of $616.9 million, which was available at intervals ranging from 30 to 180 days at interest rates of Term Secured Overnight Financing Rate (“SOFR”) plus 2.00% or base rate plus 1.00%.
See Note 5, Derivative Instruments and Hedging Activities, to our condensed consolidated financial statements in this report for information on our interest rate swaps, which converted the variable rate under the Term Loan Facility to a fixed interest rate.
Assuming the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $6.5 million change in annual interest expense on the indebtedness under the Credit Facilities as of March 31, 2026.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides a summary of repurchases of our common stock we made during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2026 - 1/31/2026	—	$—	—	$500,000,000
2/1/2026 - 2/28/2026	100,000	$27.65	100,000	$497,234,850
3/1/2026 - 3/31/2026	300,000	$26.40	300,000	$489,314,760
Total	400,000		400,000
(1)    Includes commissions for the shares repurchased under the Stock Repurchase Program.
(2)    On February 24, 2026, we announced that our board of directors approved a share repurchase program of up to $500 million of our outstanding common stock. Refer to Note 7, Stockholders’ Equity, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
On April 29, 2026, the Company’s Compensation Committee approved, and on May 4, 2026, the Company entered into, an employment agreement with Erik Weaver, the Company’s Executive Vice President and Chief Financial Officer, the form of which is substantially the same as the employment agreements entered into with the Company’s other executive vice presidents (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Weaver will continue to receive an annual base salary of $775,000 and a target annual incentive opportunity equal to 100% of his base salary. Mr. Weaver is also eligible to receive severance and other benefits provided to the Company’s executive officers as included in the Company’s 2026 proxy statement. The foregoing description of the Employment Agreement is not complete and is subject to and qualified in its entirety by reference to the Employment Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, the terms of which are incorporated by reference herein.
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1#	Employment Agreement by and between Erik Weaver and Life Time Group Holdings, Inc., effective as of May 4, 2026.				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
#    Management contract, plan, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: May 5, 2026	By:	/s/ Erik Weaver
Erik Weaver
Executive Vice President & Chief Financial Officer