Form 10-Q
period 2026-06-30
Life Time Group Holdings, Inc.
filed 2026-07-30
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 27, 2026, the registrant had 223,461,948 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$223,647	$204,807
Restricted cash and cash equivalents	34,601	27,362
Accounts receivable, net	26,308	24,092
Center operating supplies and inventories	66,718	67,618
Prepaid expenses and other current assets	84,815	61,881
Total current assets	436,089	385,760
Property and equipment, net	3,811,994	3,633,229
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,596,350	2,479,804
Intangible assets, net	180,726	180,810
Other assets	97,639	92,989
Total assets	$8,358,157	$8,007,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,113	$90,249
Construction accounts payable	170,536	143,545
Deferred revenue	57,994	60,309
Accrued expenses and other current liabilities	222,896	214,351
Current maturities of debt	31,774	21,848
Current maturities of operating lease liabilities	83,247	79,208
Total current liabilities	663,560	609,510
Long-term debt, net of current portion	1,465,999	1,485,939
Operating lease liabilities, net of current portion	2,682,256	2,555,513
Deferred income taxes, net	186,671	172,217
Other liabilities	57,503	58,561
Total liabilities	5,055,989	4,881,740
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 223,217 and 221,077 shares issued and outstanding, respectively	2,232	2,211
Additional paid-in capital	3,163,624	3,183,032
Retained earnings (accumulated deficit)	142,554	(46,902)
Accumulated other comprehensive loss	(6,242)	(12,130)
Total stockholders’ equity	3,302,168	3,126,211
Total liabilities and stockholders’ equity	$8,358,157	$8,007,951
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Center revenue	$837,402	$735,865	$1,604,968	$1,421,519
Other revenue	28,594	25,604	49,728	45,991
Total revenue	865,996	761,469	1,654,696	1,467,510
Operating expenses:
Center operations	453,732	403,925	860,436	774,912
Rent	94,339	83,190	184,230	164,355
General, administrative and marketing	66,028	61,674	125,659	119,521
Depreciation and amortization	83,352	72,988	164,045	143,907
Other operating expense	18,840	31,243	35,783	48,696
Total operating expenses	716,291	653,020	1,370,153	1,251,391
Income from operations	149,705	108,449	284,543	216,119
Other income (expense):
Interest expense, net of interest income	(17,406)	(21,784)	(33,103)	(46,891)
Equity in (loss) earnings of affiliates	(2,703)	37	(2,577)	21
Other income	4,937	12,873	4,937	12,873
Total other expense	(15,172)	(8,874)	(30,743)	(33,997)
Income before income taxes	134,533	99,575	253,800	182,122
Provision for income taxes	33,175	27,473	64,344	33,878
Net income	$101,358	$72,102	$189,456	$148,244

Income per common share:
Basic	$0.46	$0.33	$0.85	$0.69
Diluted	$0.45	$0.32	$0.83	$0.66
Weighted-average common shares outstanding:
Basic	222,626	219,286	222,242	215,642
Diluted	227,337	225,511	227,397	224,585

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$101,358	$72,102	$189,456	$148,244
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	(1,638)	3,912	(2,863)	3,977
Derivative instruments:
Unrealized gain, net of tax of $(1,719), $(384), $(3,521) and $(384), respectively	4,505	997	9,634	997
Realized gain reclassified from accumulated other comprehensive loss to earnings, net of tax of $153, $584, $323 and $584, respectively	(397)	(1,516)	(883)	(1,516)
Other comprehensive income	2,470	3,393	5,888	3,458
Comprehensive income	$103,828	$75,495	$195,344	$151,702

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2026	222,447	$2,225	$3,184,562	$41,196	$(8,712)	$3,219,271
Net income	—	—	—	101,358	—	101,358
Other comprehensive income	—	—	—	—	2,470	2,470
Share-based compensation	—	—	13,207	—	—	13,207
Stock option exercises	3,303	33	34,770	—	—	34,803
Shares of common stock issued in connection with the vesting of restricted stock units and performance stock units	100	1	(1)	—	—	—
Shares of common stock repurchased	(2,193)	(22)	(62,669)	—	—	(62,691)
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(440)	(5)	(6,245)	—	—	(6,250)
Balance at June 30, 2026	223,217	$2,232	$3,163,624	$142,554	$(6,242)	$3,302,168

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2025	221,077	$2,211	$3,183,032	$(46,902)	$(12,130)	$3,126,211
Net income	—	—	—	189,456	—	189,456
Other comprehensive income	—	—	—	—	5,888	5,888
Share-based compensation	—	—	22,959	—	—	22,959
Stock option exercises	3,986	40	42,091	—	—	42,131
Shares of common stock issued in connection with the vesting of restricted stock units and performance stock units	1,377	14	(14)	—	—	—
Shares of common stock repurchased	(2,593)	(26)	(73,366)	—	—	(73,392)
Settlement of accrued compensation liabilities through the issuance of shares of common stock	234	2	6,181	—	—	6,183
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(864)	(9)	(17,259)	—	—	(17,268)
Balance at June 30, 2026	223,217	$2,232	$3,163,624	$142,554	$(6,242)	$3,302,168

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at March 31, 2025	217,899	$2,179	$3,089,455	$(344,431)	$(12,732)	$2,734,471
Net income	—	—	—	72,102	—	72,102
Other comprehensive income	—	—	—	—	3,393	3,393
Share-based compensation	—	—	11,896	—	—	11,896
Stock option exercises	468	5	5,981	—	—	5,986
Shares of common stock issued in connection with the vesting of restricted stock units and performance stock units	100	1	(1)	—	—	—
Issuances of common stock in connection with the employee stock purchase plan	87	1	1,874	—	—	1,875
Issuance of common stock in connection with an asset acquisition	1,355	13	39,717	—	—	39,730
Settlement of accrued compensation liabilities through the issuance of shares of common stock	2	—	54	—	—	54
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(9)	—	(264)	—	—	(264)
Balance at June 30, 2025	219,902	$2,199	$3,148,712	$(272,329)	$(9,339)	$2,869,243

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2024	207,495	$2,075	$3,041,645	$(420,573)	$(12,797)	$2,610,350
Net income	—	—	—	148,244	—	148,244
Other comprehensive income	—	—	—	—	3,458	3,458
Share-based compensation	—	—	22,172	—	—	22,172
Stock option exercises	12,311	123	33,743	—	—	33,866
Shares of common stock issued in connection with the vesting of restricted stock units and performance stock units	1,340	13	(13)	—	—	—
Issuances of common stock in connection with the employee stock purchase plan	87	1	1,874	—	—	1,875
Issuance of common stock in connection with an asset acquisition	1,355	13	39,717	—	—	39,730
Settlement of accrued compensation liabilities through the issuance of shares of common stock	456	5	13,877	—	—	13,882
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(3,142)	(31)	(4,303)	—	—	(4,334)
Balance at June 30, 2025	219,902	$2,199	$3,148,712	$(272,329)	$(9,339)	$2,869,243

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$189,456	$148,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,045	143,907
Deferred income taxes	11,536	19,493
Share-based compensation	25,959	28,288
Non-cash rent expense	10,629	13,063
Impairment charges associated with long-lived assets	282	1,177
(Gain) loss on disposal of property and equipment, net	(1,185)	12,623
Amortization of debt discounts and issuance costs	1,860	1,812
Changes in operating assets and liabilities	18,007	12,100
Other	(12,238)	(1,153)
Net cash provided by operating activities	408,351	379,554
Cash flows from investing activities:
Capital expenditures	(523,276)	(364,486)
Proceeds from sale-leaseback transactions	200,191	138,771
Other	1,944	(4,936)
Net cash used in investing activities	(321,141)	(230,651)
Cash flows from financing activities:
Repayments of debt	(11,419)	(11,164)
Proceeds from revolving credit facility	—	220,000
Repayments of revolving credit facility	—	(230,000)
Repayments of finance lease liabilities	(848)	(1,221)
Proceeds from financing obligations	—	10,300
Proceeds from stock option exercises	42,131	33,866
Common stock share repurchases	(73,392)	—
Proceeds from issuances of common stock in connection with the employee stock purchase plan	—	1,875
Employee tax withholding associated with net share-settled share-based awards	(17,268)	(4,334)
Other	(6)	(31)
Net cash (used in) provided by financing activities	(60,802)	19,291
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(329)	177
Increase in cash and cash equivalents and restricted cash and cash equivalents	26,079	168,371
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	232,169	27,878
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$258,248	$196,249

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of June 30, 2026, we operated 195 centers in 32 states and one Canadian province.
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
Fair Value Measurements on a Recurring Basis. As of June 30, 2026 and December 31, 2025, assets and liabilities that are measured at fair value on a recurring basis were as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps (1)	$—	$9,218	$—	$9,218
Cash surrender value of life insurance policies (2)	—	19,505	—	19,505
Total assets	$—	$28,723	$—	$28,723
Liabilities:
Deferred compensation (3)	18,373	—	—	18,373
Total liabilities	$18,373	$—	$—	$18,373

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
For more information regarding our interest rate swaps, see Note 5, Derivative Instruments and Hedging Activities.
Long-term debt. At June 30, 2026 and December 31, 2025, the carrying value and fair value of our outstanding long-term debt was as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,513,867	$1,521,351	$1,525,363	$1,539,085
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
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three and six months ended June 30, 2026 and 2025.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Property held for sale	$2,471	$2,471
Construction contract receivables	5,958	12,231
Interest rate swap assets	4,815	397
Prepaid insurance	7,618	2,082
Prepaid commissions	8,597	7,569
Prepaid rent	7,110	4,053
Prepaid events expense	2,839	2,908
Prepaid software licenses and maintenance	10,941	7,306
Prepaid payroll	18,667	13,155
Other	15,799	9,709
Prepaid expenses and other current assets	$84,815	$61,881
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Real estate taxes	$35,992	$38,147
Accrued interest	8,401	7,637
Accrued income tax	6,531	345
Payroll liabilities	55,659	53,050
Utilities	7,852	3,156
Accrued variable rent	10,346	16,693
Self-insurance accruals	37,676	35,549
Goods and services received but not invoiced	42,252	42,099
Current maturities of finance lease liabilities	12,295	12,099
Other	5,892	5,576
Accrued expenses and other current liabilities	$222,896	$214,351

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Six Months Ended June 30,
	2026	2025
Accounts receivable	$(2,669)	$(926)
Center operating supplies and inventories	874	(5,860)
Prepaid expenses and other current assets	(19,985)	(18,865)
Income tax receivable	—	(9,812)
Other assets	7,869	(200)
Accounts payable	4,459	4,759
Accrued expenses and other current liabilities	31,011	41,302
Deferred revenue	(2,304)	2,536
Other liabilities	(1,248)	(834)
Changes in operating assets and liabilities	$18,007	$12,100
Additional supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2026	2025
Net cash paid for income taxes, net of refunds received	$46,561	$24,162
Net cash paid for interest (including cash settlements associated with interest rate swaps), net of capitalized interest	33,507	36,716
Capitalized interest	12,313	6,402
Non-cash activities:
Settlement of accrued compensation liabilities through the issuance of common stock	6,183	39,730
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	115,740	139,351
Finance leases	707	10,395
Right-of-use asset adjustments recognized as a result of the remeasurement of existing operating lease liabilities	48,126	5,416
Non-cash increase in finance lease liabilities as a result of interest accretion	172	359
Non-cash increase in financing obligations as a result of interest accretion	47	96

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Membership dues and enrollment fees	$597,244	$527,309	$1,158,698	$1,028,962
In-center revenue	240,158	208,556	446,270	392,557
Total center revenue	837,402	735,865	1,604,968	1,421,519
Other revenue	28,594	25,604	49,728	45,991
Total revenue	$865,996	$761,469	$1,654,696	$1,467,510
The timing associated with the revenue we recognized during the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Services transferred over time	$741,841	$27,917	$769,758	$651,288	$25,604	$676,892
Goods and services transferred at a point in time	95,561	677	96,238	84,577	—	84,577
Total revenue	$837,402	$28,594	$865,996	$735,865	$25,604	$761,469
The timing associated with the revenue we recognized during the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Services transferred over time	$1,431,109	$48,845	$1,479,954	$1,263,805	$45,991	$1,309,796
Goods and services transferred at a point in time	173,859	883	174,742	157,714	—	157,714
Total revenue	$1,604,968	$49,728	$1,654,696	$1,421,519	$45,991	$1,467,510
Contract liabilities
Contract liabilities, which represent payments or consideration received in advance for goods or services that we have not yet transferred to the customer, consisted of the following:

	June 30, 2026	December 31, 2025	Classification in Condensed Consolidated Balance Sheets
Contract liabilities - current	$57,994	$60,309	Deferred revenue
Contract liabilities - long-term	49	41	Other liabilities
Total contract liabilities	$58,043	$60,350

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, other in-center service offerings, membership dues and enrollment fees. The following table reflects the change in contract liabilities for the six months ended June 30, 2026:

Amount
Total contract liabilities balance at December 31, 2025	$60,350
Revenue recognized that was included in contract liabilities at the beginning of the year	(52,013)
Increase, excluding amounts recognized as revenue during the period	49,706
Total contract liabilities balance at June 30, 2026	$58,043

5. Derivative Instruments and Hedging Activities
We have entered into receive-variable, pay-fixed interest rate swap agreements with five high-quality institutional banks, each of which had an effective date of April 8, 2025 and is set to expire on April 5, 2028. On the effective date, the initial aggregate notional amount associated with these interest rate swaps was $997.5 million, the then-outstanding variable rate borrowings under our Term Loan Facility. The aggregate notional amount associated with these interest rate swaps decreases over time in a manner that is aligned with the timing and amount of scheduled principal payments due with respect to the outstanding borrowings under our Term Loan Facility. At June 30, 2026, the aggregate notional amount associated with these interest rate swaps was $987.5 million. Pursuant to these interest rate swaps, we make fixed interest payments at 3.409% in exchange for receiving variable interest payments based on Term Secured Overnight Financing Rate (“SOFR”).
Because the fair value of interest rate swap arrangements is derived from market-based rates, they are classified as derivative financial instruments. We recognize all of our interest rate swap assets and liabilities at fair value (see “Fair Value Measurements” within Note 2, Summary of Significant Accounting Policies).
Each of our interest rate swaps qualifies for and has been designated as a cash flow hedge. As of June 30, 2026, we have determined that each of our interest rate swaps is highly effective in achieving offsetting changes in the fair value of the expected future variable cash flows associated with the outstanding borrowings under our Term Loan Facility. Accordingly, unrealized gains or losses associated with changes in the fair value of our interest rate swaps are recognized as a component of accumulated other comprehensive loss (“AOCL”) on our condensed consolidated balance sheets. Realized gains or losses associated with the monthly cash settlements we receive or pay, respectively, in connection with our interest rate swaps are reclassified out of AOCL and recognized in Interest expense, net of interest income in our condensed consolidated statements of operations in the same period during which interest expense associated with the hedged variable interest rate payments is recognized.
The monthly cash settlements we receive or pay in connection with these interest rate swaps are reported within operating activities in our condensed consolidated statements of cash flows.
The fair value of our outstanding designated interest rate swap assets and liabilities is reported in our condensed consolidated balance sheet as follows:

	June 30, 2026	December 31, 2025	Classification on Condensed Consolidated Balance Sheet
Interest rate swap assets:
Current	$4,815	$397	Prepaid expenses and other current assets
Non-current	4,403	—	Other assets
Total interest rate swap assets	$9,218	$397

Interest rate swap liabilities	$—	$2,917	Other liabilities

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The unrealized gain associated with our interest rate swaps that was recognized in AOCL, as well as the realized gain that was reclassified out of AOCL to earnings, during the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Affected Line Item on Condensed Consolidated Statements of Operations
	2026	2025
Balance in AOCL at March 31, 2026 and 2025, respectively	$2,590	$—
Unrealized gain:
Pretax unrealized gain (effective portion)	6,224	1,381
Less: Deferred tax impact	(1,719)	(384)
Unrealized gain, net of tax (effective portion)	4,505	997
Realized gain reclassified to earnings:
Pretax realized gain reclassified to earnings (effective portion)	(550)	(2,100)	Interest expense, net of interest income
Less: Tax expense	153	584	Provision for income taxes
Realized gain reclassified to earnings, net of tax (effective portion)	(397)	(1,516)
Balance in AOCL at June 30, 2026 and 2025, respectively	$6,698	$(519)
The unrealized gain associated with our interest rate swaps that was recognized in AOCL, as well as the realized gain that was reclassified out of AOCL to earnings, during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,		Affected Line Item on Condensed Consolidated Statements of Operations
	2026	2025
Balance in AOCL at December 31, 2025 and 2024, respectively	$(2,053)	$—
Unrealized gain:
Pretax unrealized gain (effective portion)	13,155	1,381
Less: Deferred tax impact	(3,521)	(384)
Unrealized gain, net of tax (effective portion)	9,634	997
Realized gain reclassified to earnings:
Pretax realized gain reclassified to earnings (effective portion)	(1,206)	(2,100)	Interest expense, net of interest income
Less: Tax expense	323	584	Provision for income taxes
Realized gain reclassified to earnings, net of tax (effective portion)	(883)	(1,516)
Balance in AOCL at June 30, 2026 and 2025, respectively	$6,698	$(519)
At June 30, 2026, we expect approximately $3.7 million of after-tax realized gain on interest rate swaps to be reclassified out of AOCL to earnings within the next 12 months. The remaining maturity of our interest rate swaps at June 30, 2026 was 1.8 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
6. Debt
Debt consisted of the following:

	June 30, 2026	December 31, 2025
Term Loan Facility, maturing November 2031	$987,538	$992,512
Revolving Credit Facility, maturing September 2029	—	—
6.000% Senior Secured Notes, maturing November 2031	500,000	500,000
Mortgage Notes, various maturities	22,991	29,423
Other debt	3,285	3,298
Fair value adjustment	53	130
Total debt	1,513,867	1,525,363
Less unamortized debt discounts and issuance costs	(16,094)	(17,576)
Total debt less unamortized debt discounts and issuance costs	1,497,773	1,507,787
Less current maturities	(31,774)	(21,848)
Long-term debt, less current maturities	$1,465,999	$1,485,939
Term Loan Facility
The variable rate interest payments on our Term Loan Facility are hedged by our interest rate swaps. Pursuant to these interest rate swaps, we effectively pay fixed interest on our outstanding Term Loan Facility borrowings at 3.409%, plus an applicable margin. With the upgrade of our issuer credit rating by S&P Global Ratings on June 18, 2025, our applicable margin was reduced by 0.25% to 2.25% effective on June 19, 2025, and with the amendment to our Term Loan Facility on August 18, 2025, our applicable margin was reduced by an additional 0.25% to 2.00%. As a result, the effective fixed interest rate associated with our outstanding Term Loan Facility borrowings at June 30, 2026 was 5.409%. We are required to make quarterly principal payments of 0.25% of the outstanding balance on the Term Loan Facility. See Note 5, Derivative Instruments and Hedging Activities for more information regarding our interest rate swaps.
Revolving Credit Facility
We did not borrow or repay any amounts under our Revolving Credit Facility during the six months ended June 30, 2026. At June 30, 2026, there were no outstanding borrowings under our $650.0 million Revolving Credit Facility, and there were $17.9 million of outstanding letters of credit, resulting in total revolver availability of $632.1 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable margin of 2.00% or base rate plus 1.00%.
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
As of June 30, 2026, we were either in compliance in all material respects with the covenants or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at June 30, 2026 were as follows:

July 2026 through June 2027	$31,774
July 2027 through June 2028	11,454
July 2028 through June 2029	10,139
July 2029 through June 2030	10,149
July 2030 through June 2031	10,167
Thereafter	1,440,131
Total future maturities of long-term debt	$1,513,814
7. Leases
Sale-Leaseback Transactions with Unrelated Third Parties
During the six months ended June 30, 2026, we entered into and consummated sale-leaseback transactions with two unrelated third parties. Under these transactions, we sold five properties with a combined net book value of $207.0 million for gross proceeds of $201.0 million, which were reduced by transaction costs of $0.8 million, for net cash proceeds of $200.2 million. The estimated fair value of the properties sold was $209.8 million. The entire $200.2 million of net cash proceeds received in connection with these sale-leaseback transactions is reported within investing activities on our condensed consolidated statement of cash flows for the six months ended June 30, 2026. We recognized a net gain of $2.0 million on these sale-leaseback transactions during the three and six months ended June 30, 2026, which is included in Other operating expense in our condensed consolidated statement of operations.
Right-of-use assets and lease liabilities recognized in connection with these sale-leaseback transactions were $125.8 million and $115.7 million, respectively.
8. Stockholders’ Equity
Share-Based Compensation Expense
Share-based compensation expense for the three months ended June 30, 2026 was $15.4 million, of which $13.2 million and $2.2 million was associated with equity-classified awards and liability-classified awards, respectively. Share-based compensation expense for the six months ended June 30, 2026 was $26.0 million, of which $23.0 million and $3.0 million was associated with equity-classified awards and liability-classified awards, respectively.
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
Restricted Stock Units
During the six months ended June 30, 2026, the Company granted approximately 1.2 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 0.9 million were time-based vesting awards that vest in ratable installments primarily ranging from one to three years, and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program, in each case subject to continuous employment from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Performance Stock Units
During the six months ended June 30, 2026, the Company granted approximately 0.3 million three-year performance stock unit awards under the 2021 Incentive Award Plan, half of which are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period, and half of which are based on relative total shareholder return over a three-year period that cliff vest at the end of the three-year period. We determine the grant date fair value of performance stock unit awards with Adjusted EBITDA performance metrics by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date. We determine the grant date fair value of performance stock unit awards with relative total shareholder return market metrics by multiplying the number of performance stock unit awards by the grant date fair value per unit which is calculated using the Monte Carlo simulation model.
Other Share-Based Payment Awards
2026 Short-Term Incentive Program
During the six months ended June 30, 2026, the Company adopted a short-term incentive compensation program for eligible team members who are not executive officers. Pursuant to this program, awards will be paid out in cash and/or through the issuance of fully-vested shares of the Company’s common stock in early 2027 if the Company’s performance exceeds the tranche one performance metric. As of June 30, 2026, we expect that a portion of these awards will be settled in fully-vested shares of the Company’s common stock. As it relates to the portion of these awards that we expect to settle in fully-vested shares of the Company’s common stock, we are accounting for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the six months ended June 30, 2026 is included in Accrued expenses and other current liabilities on our June 30, 2026 condensed consolidated balance sheet.
2025 Short-Term Incentive Program
In February 2026, our board of directors determined that our 2025 performance exceeded the tranche three performance metric under our 2025 short-term incentive compensation program and issued corresponding shares of common stock to certain of our eligible employees. Effective as of the determination date, the $6.2 million then-outstanding liability we had recognized in connection with these liability-classified share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the six months ended June 30, 2026.
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
During the three months ended June 30, 2026, we repurchased approximately 2.2 million shares of our common stock under the Share Repurchase Program for total consideration of approximately $62.7 million. During the six months ended June 30, 2026, we repurchased approximately 2.6 million shares of our common stock under the Share Repurchase Program for total consideration of approximately $73.4 million.
As of June 30, 2026, we had approximately $426.6 million of availability remaining under our Share Repurchase Program.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accumulated Other Comprehensive Loss
Changes in the AOCL balances for the three months ended June 30, 2026 and 2025 were as follows (all amounts are reported net of tax):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total
AOCL balance at March 31, 2026 and 2025, respectively	$(11,302)	$2,590	$(8,712)	$(12,732)	$—	$(12,732)
Other comprehensive (loss) income before reclassifications	(1,638)	4,505	2,867	3,912	997	4,909
Amounts reclassified from AOCL to earnings	—	(397)	(397)	—	(1,516)	(1,516)
AOCL balance at June 30, 2026 and 2025, respectively	$(12,940)	$6,698	$(6,242)	$(8,820)	$(519)	$(9,339)
Changes in the AOCL balances for the six months ended June 30, 2026 and 2025 were as follows (all amounts are reported net of tax):

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total
AOCL balance at December 31, 2025 and 2024, respectively	$(10,077)	$(2,053)	$(12,130)	$(12,797)	$—	$(12,797)
Other comprehensive (loss) income before reclassifications	(2,863)	9,634	6,771	3,977	997	4,974
Amounts reclassified from AOCL to earnings	—	(883)	(883)	—	(1,516)	(1,516)
AOCL balance at June 30, 2026 and 2025, respectively	$(12,940)	$6,698	$(6,242)	$(8,820)	$(519)	$(9,339)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
9. Income Per Share
For the three and six months ended June 30, 2026 and 2025, our potentially dilutive securities included stock options, restricted stock units, performance stock units, shares to be issued under our employee stock purchase plan (“ESPP”) and contingently issuable shares related to our short-term incentive compensation program.
The following table sets forth the calculation of basic and diluted income per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$101,358	$72,102	$189,456	$148,244

Weighted-average common shares outstanding – basic	222,626	219,286	222,242	215,642
Dilutive effect of stock-based compensation awards	4,711	6,225	5,155	8,943
Weighted-average common shares outstanding – diluted	227,337	225,511	227,397	224,585

Income per common share – basic	$0.46	$0.33	$0.85	$0.69
Income per common share – diluted	$0.45	$0.32	$0.83	$0.66
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	1	10	1	10
Restricted stock units	157	355	157	355
Potential common shares excluded from the weighted average share calculations	158	365	158	365
10. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (the “District Court”) (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties appealed from that judgment to the Minnesota Court of Appeals (the “Court of Appeals”). On August 11, 2025, the Court of Appeals reversed the District Court’s order granting summary judgment in favor of Zurich, holding that governmental closure orders were the causes of Life Time Parties’ losses under the property/business interruption policy, and not the pandemic. The Court of Appeals concluded that Life Time Parties have a coverage limit of $1.0 million per occurrence and there were 29 occurrences, reflecting the 29 different jurisdictions that issued closure orders affecting the Life Time Parties’ 150 locations. The Court of Appeals remanded the Action to the District Court for further proceedings. On September 8, 2025, Zurich petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals. On September 30, 2025, the Life Time Parties filed an opposition to Zurich’s petition for review. In November 2025, Zurich paid approximately $40 million to the Life Time Parties in partial satisfaction of their legal claims in this Action, which was recognized in 2025. This payment

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
represents up to $1.0 million plus interest for 26 occurrences of 29 total occurrences found by the Court of Appeals in its order dated August 11, 2025. The Life Time Parties’ claims with respect to the remaining occurrences were settled with Zurich and the Action was dismissed during the three months ended June 30, 2026. We recognized the settlement related to these remaining occurrences during the three and six months ended June 30, 2026.
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
11. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from June 30, 2026 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this discussion and analysis are forward-looking statements within the meaning of federal securities regulations. Forward-looking statements in this discussion and analysis include, but are not limited to, our plans, strategies and prospects, both business and financial, including our financial outlook, growth, business initiatives, membership count, engagement and mix, cost efficiencies and margin expansion, capital expenditures and free cash flow, improvements to our balance sheet, net debt and leverage, capital expenditures, interest expense, consumer demand, industry and economic trends, tax rates and expense, rent expense, expected number, size and timing of new center openings and successful signings and closings of center takeovers and sale-leaseback transactions (including the amount, pricing and timing thereof), possible or assumed future actions, business strategies, events or results of operations. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs and assumptions regarding future events. All forward-looking statements are, by nature, subject to risks, uncertainties and other factors. This discussion and analysis does not purport to identify factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements. You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believes,” “assumes,” “expects,” “anticipates,” “intends,” “continues,” “projects,” “predicts,” “estimates,” “plans,” “potential,” “may increase,” “may result,” “will result,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “foreseeable,” “may,” and “could” as well as the negative version of these words or similar terms and phrases are generally forward-looking in nature and not historical facts. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.
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
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.6 million individual members, who together comprise more than 910,000 memberships, as of June 30, 2026. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes 195 centers—distinctive, resort-like athletic country club destinations—across 32 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.

Our luxurious athletic country clubs total nearly 19 million of indoor square feet and over seven million of outdoor square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 52,000 Life Time team members, including over 11,700 certified fitness professionals, ranging from personal trainers to studio performers. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership, which includes membership dues and in-center revenue, increased to $1,923 for the six months ended June 30, 2026 as compared to $1,733 for the six months ended June 30, 2025. Total visits to our clubs were over 65 million for the six months ended June 30, 2026 as compared to over 62 million for the six months ended June 30, 2025, and average visits per membership to our centers remained strong at 78 for the six months ended June 30, 2026.
We offer a variety of memberships, including singles, couples and families, with different levels of membership dues, which can vary significantly based on numerous factors, including number of members, membership type, usage patterns, location and membership tenure. Our membership mix has been improving with couples and families comprising increasingly larger portions of our total memberships and qualified memberships administered through medical insurance providers decreasing. Our couples and family memberships have historically been more engaged with higher retention and higher average monthly dues. Our qualified medical memberships have significantly lower average monthly dues and we are limiting their offering, along with certain of these third-party administrated programs having been terminated and more potentially terminating or expiring. We have been able to successfully convert many of these qualified medical memberships that have terminated to direct memberships with minimal impact on membership dues. With these membership dynamics and our premium, high-use model, our center membership growth has been smaller than our total Center revenue growth and we expect that trend to continue, including because our clubs are typically reaching their desired utilization and revenue with fewer memberships.
Our total Center revenue increased to $1,605.0 million for the six months ended June 30, 2026 as compared to $1,421.5 million for the six months ended June 30, 2025. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance; however, many of our newer centers are ramping faster than this historical average. As of June 30, 2026, we had 31 centers open for less than three years and 18 new centers under construction. We are expanding the number of our centers using an asset-light model that targets affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase.
We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner. We have opened seven new centers in 2026 to date and expect to open 14 new centers in 2026. We are targeting 12 to 14 new centers on average per year. We also expect a larger percentage of our new centers will be large format ground up construction builds as compared to 2024 and 2025.
We also continue to execute several strategic initiatives on a club-by-club basis that are driving revenue, engagement, membership optimization and expansion as we elevate and broaden our member experiences and allow members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX, Ultra Fit, MB360, CTR and Hybrid XT, our ARORA community focused on members aged 55 years and older, and LT Games, a unique hybrid-athletic competition. We are refining our MIORA performance and longevity health offering, which has a total of eight locations.
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
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. We have also begun to dedicate space within many of our athletic country clubs for work lounges that have a design aesthetic similar to our Life Time Work locations. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences in close proximity to our athletic country clubs. As of June 30, 2026, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living concept is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital capabilities.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and six months ended June 30, 2026 and 2025. The following information has been presented consistently for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	860,041	849,643	860,041	849,643
On-hold memberships	50,479	49,207	50,479	49,207
Total memberships	910,520	898,850	910,520	898,850

Revenue Data
Membership dues and enrollment fees	71.3%	71.7%	72.2%	72.4%
In-center revenue	28.7%	28.3%	27.8%	27.6%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$597,244	$527,309	$1,158,698	$1,028,962
In-center revenue	240,158	208,556	446,270	392,557
Total Center revenue	$837,402	$735,865	$1,604,968	$1,421,519

Average Center revenue per center membership (1)	$993	$888	$1,923	$1,733
Comparable center revenue (2)	9.1%	11.2%	8.9%	12.0%

Center Data
Net new center openings (3)	5	4	6	5
Total centers (end of period) (3)	195	184	195	184
Total center square footage (end of period) (4)	18,800,000	18,000,000	18,800,000	18,000,000

GAAP and Non-GAAP Financial Measures
Net income	$101,358	$72,102	$189,456	$148,244
Net income margin (5)	11.7%	9.5%	11.4%	10.1%
Adjusted net income (6)	$109,827	$84,144	$206,057	$159,764
Adjusted net income margin (6)	12.7%	11.1%	12.5%	10.9%
Adjusted EBITDA (7)	$246,532	$210,978	$473,187	$402,565
Adjusted EBITDA margin (7)	28.5%	27.7%	28.6%	27.4%
Center operations expense	$453,732	$403,925	$860,436	$774,912
Pre-opening expenses (8)	$1,911	$1,066	$4,123	$2,439
Rent	$94,339	$83,190	$184,230	$164,355
Non-cash rent expense (open properties) (9)	$7,672	$5,739	$9,423	$8,059
Non-cash rent expense (properties under development) (9)	$603	$3,921	$1,206	$5,004
Net cash provided by operating activities	$209,558	$195,698	$408,351	$379,554
Free cash flow (10)	$146,489	$112,465	$85,266	$153,839
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended June 30, 2026, we opened five centers.
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
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net income	$101,358	$72,102	$189,456	$148,244
Share-based compensation expense (a)	15,411	16,380	25,959	28,288
(Gain) loss on sale-leaseback transactions (b)	(2,035)	12,496	(2,035)	12,496
Capital transaction costs (c)	—	611	—	1,531
Legal settlements (d)	(4,882)	28	(4,867)	94
Employee retention credits (e)	—	(12,873)	—	(12,873)
Other (f)	2,747	(11)	3,182	109
Taxes (g)	(2,772)	(4,589)	(5,638)	(18,125)
Adjusted net income	$109,827	$84,144	$206,057	$159,764

Income per common share:
Basic	$0.46	$0.33	$0.85	$0.69
Diluted	$0.45	$0.32	$0.83	$0.66
Adjusted income per common share:
Basic	$0.49	$0.38	$0.93	$0.74
Diluted	$0.48	$0.37	$0.91	$0.71
Weighted-average common shares outstanding:
Basic	222,626	219,286	222,242	215,642
Diluted	227,337	225,511	227,397	224,585
(a)    Share-based compensation expense recognized during the three and six months ended June 30, 2026 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) and liability-classified awards related to our 2026 short-term incentive plan. Share-based compensation expense recognized during the three and six months ended June 30, 2025 was associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2025 short-term incentive plan.
(b)     We adjust for the impact of gains and losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the gain on the sale-leaseback transactions that we recognized during the three and six months ended June 30, 2026, see Note 7, Leases, to our condensed consolidated financial statements in this report.
(c)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature.

(d)    We adjust for the impact of unusual legal settlements or judgments as these costs and proceeds are non-recurring in nature and do not reflect costs or proceeds associated with our normal ongoing operations. Nearly all of the adjustment for the three and six months ended June 30, 2026 is the recognition of settlement proceeds from Zurich for the remaining occurrences of jurisdictions that issued closure orders affecting our club operations in 2020 during the COVID-19 pandemic. These proceeds are offset by legal-related expenses in pursuit of our claim against Zurich of $0.1 million for the three months ended June 30, 2026, and $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
(e)    Represents refundable payroll tax credits for employee retention under the CARES Act.
(f)    Includes (i) a $2.9 million write-down of certain assets within a non-club joint venture resulting from its held-for-sale classification for the three and six months ended June 30, 2026, and (ii) other immaterial transactions or items that are unusual or non-recurring in nature of $(0.1) million for the three months ended June 30, 2026, and $0.3 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.
(g)    Represents the estimated tax effect of the total adjustments made to arrive at Adjusted net income using the effective income tax rates for the respective periods. We updated the Taxes amount used to arrive at Adjusted net income for the six months ended June 30, 2025 to include $12.6 million in income tax benefits resulting from a significant exercise of stock options by our Chief Executive Officer that were set to expire in 2025. This change did not impact our condensed consolidated financial statements prepared in accordance with GAAP, but it did decrease our non-GAAP Adjusted net income and Adjusted income per common share for the six months ended June 30, 2025.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$101,358	$72,102	$189,456	$148,244
Interest expense, net of interest income	17,406	21,784	33,103	46,891
Provision for income taxes	33,175	27,473	64,344	33,878
Depreciation and amortization	83,352	72,988	164,045	143,907
Share-based compensation expense (a)	15,411	16,380	25,959	28,288
(Gain) loss on sale-leaseback transactions (b)	(2,035)	12,496	(2,035)	12,496
Capital transaction costs (c)	—	611	—	1,531
Legal settlements (d)	(4,882)	28	(4,867)	94
Employee retention credits (e)	—	(12,873)	—	(12,873)
Other (f)	2,747	(11)	3,182	109
Adjusted EBITDA	$246,532	$210,978	$473,187	$402,565
(a) - (f)    See the corresponding footnotes to the table in footnote 6 immediately above.
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

The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$209,558	$195,698	$408,351	$379,554
Capital expenditures, net of construction reimbursements	(263,260)	(222,004)	(523,276)	(364,486)
Proceeds from sale-leaseback transactions	200,191	138,771	200,191	138,771
Free cash flow	$146,489	$112,465	$85,266	$153,839
Factors Affecting the Comparability of our Results of Operations
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 72% of our centers are now leased, including approximately 81% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
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

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
			As a Percentage of Total Revenue
	2026	2025	2026	2025
Revenue:
Center revenue	$837,402	$735,865	96.7%	96.6%
Other revenue	28,594	25,604	3.3%	3.4%
Total revenue	865,996	761,469	100.0%	100.0%
Operating expenses:
Center operations	453,732	403,925	52.4%	53.0%
Rent	94,339	83,190	10.9%	10.9%
General, administrative and marketing	66,028	61,674	7.6%	8.1%
Depreciation and amortization	83,352	72,988	9.6%	9.6%
Other operating expense	18,840	31,243	2.2%	4.1%
Total operating expenses	716,291	653,020	82.7%	85.7%
Income from operations	149,705	108,449	17.3%	14.3%
Other (expense) income:
Interest expense, net of interest income	(17,406)	(21,784)	(2.0)%	(2.9)%
Equity in (loss) earnings of affiliates	(2,703)	37	(0.3)%	—%
Other income	4,937	12,873	0.6%	1.7%
Total other expense	(15,172)	(8,874)	(1.7)%	(1.2)%
Income before income taxes	134,533	99,575	15.6%	13.1%
Provision for income taxes	33,175	27,473	3.8%	3.6%
Net income	$101,358	$72,102	11.8%	9.5%
Total revenue. The $104.5 million increase in Total revenue for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was due to continued strong growth in membership dues and in-center revenue, driven by higher average dues including from improved membership mix, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $101.5 million increase in Center revenue for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025:
•68.9% was from membership dues and enrollment fees, which increased $69.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase reflects the higher average monthly dues per Center membership due to continued improvement in membership mix and the growth in our new and ramping centers during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025; and
•31.1% was from in-center revenue, which increased $31.6 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
The $3.0 million increase in Other revenue for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by the improved performance of our events business and Life Time Work locations.

Center operations expenses. The $49.8 million increase in Center operations expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $11.1 million increase in Rent expense for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $4.4 million increase in General, administrative and marketing expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to increases in incentive and benefit-related expenses.
Depreciation and amortization expenses. The $10.4 million increase in Depreciation and amortization expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to new center openings and capitalized software development costs.
Other operating expense. The $12.4 million decrease in Other operating expense for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to a $2.0 million net gain on sale-leaseback transactions during the three months ended June 30, 2026 as compared to a $12.5 million net loss on sale-leaseback transactions during the three months ended June 30, 2025, partially offset by increased costs to support revenue growth.
Interest expense, net of interest income. The $4.4 million decrease in Interest expense, net of interest income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by lower average levels of outstanding borrowings, a lower interest rate largely as a result of the repricing of our Term Loan Facility in August 2025 and increased capitalized interest.
Equity in (loss) earnings of affiliates. The $2.7 million change in Equity in (loss) earnings of affiliates for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily related to a $2.9 million write-down of certain assets within a non-club joint venture resulting from its held-for-sale classification.
Other income. The $7.9 million decrease in Other income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily related to $12.9 million in net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic for the three months ended June 30, 2025, partially offset by a $4.9 million recognition of settlement proceeds from Zurich in satisfaction of legal claims for the three months ended June 30, 2026.
Provision for income taxes. The $5.7 million increase in provision for income taxes for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by an increase in earnings before taxes, partially offset by an increase in the excess tax deduction associated with share-based compensation. The effective tax rate was 24.7% and 27.6% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended June 30, 2026 is higher than our statutory rate of 21% and is primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.
Net income. As a result of the factors described above, net income was $101.4 million for the three months ended June 30, 2026 as compared to $72.1 million for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
			As a Percentage of Total Revenue
	2026	2025	2026	2025
Revenue:
Center revenue	$1,604,968	$1,421,519	97.0%	96.9%
Other revenue	49,728	45,991	3.0%	3.1%
Total revenue	1,654,696	1,467,510	100.0%	100.0%
Operating expenses:
Center operations	860,436	774,912	52.0%	52.8%
Rent	184,230	164,355	11.1%	11.2%
General, administrative and marketing	125,659	119,521	7.6%	8.1%
Depreciation and amortization	164,045	143,907	9.9%	9.8%
Other operating expense	35,783	48,696	2.2%	3.3%
Total operating expenses	1,370,153	1,251,391	82.8%	85.2%
Income from operations	284,543	216,119	17.2%	14.8%
Other (expense) income:
Interest expense, net of interest income	(33,103)	(46,891)	(2.0)%	(3.2)%
Equity in (loss) earnings of affiliates	(2,577)	21	(0.2)%	—%
Other income	4,937	12,873	0.3%	0.9%
Total other expense	(30,743)	(33,997)	(1.9)%	(2.3)%
Income before income taxes	253,800	182,122	15.3%	12.5%
Provision for income taxes	64,344	33,878	3.9%	2.3%
Net income	$189,456	$148,244	11.4%	10.2%
Total revenue. The $187.2 million increase in Total revenue for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was due to continued strong growth in membership dues and in-center revenue, including higher average dues, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $183.4 million increase in Center revenue for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:
•70.7% was from membership dues and enrollment fees, which increased $129.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase reflects the higher average monthly dues per Center membership due to continued improvement in membership mix and the growth in our new and ramping centers during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025; and
•29.3% was from in-center revenue, which increased $53.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
The $3.7 million increase in Other revenue for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by the improved performance of our events business and Life Time Work locations.

Center operations expenses. The $85.5 million increase in Center operations expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $19.9 million increase in Rent expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $6.1 million increase in General, administrative and marketing expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to increases in incentive and benefit-related expenses, and increases in center support overhead to enhance and broaden our member services and experiences.
Depreciation and amortization. The $20.1 million increase in Depreciation and amortization for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to new center openings and capitalized software development costs.
Other operating expense. The $12.9 million decrease in Other operating expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to a $2.0 million net gain on sale-leaseback transactions during the six months ended June 30, 2026 as compared to a $12.5 million net loss on sale-leaseback transactions during the six months ended June 30, 2025, partially offset by increased costs to support revenue growth.
Interest expense, net of interest income. The $13.8 million decrease in Interest expense, net of interest income for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was driven by lower average levels of outstanding borrowings, a lower interest rate largely as a result of the interest rate swaps entered into in April 2025 and the repricing of our Term Loan Facility in August 2025, and increased capitalized interest.
Equity in (loss) earnings of affiliates. The $2.6 million change in Equity in (loss) earnings of affiliates for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily related to a $2.9 million write-down of certain assets within a non-club joint venture resulting from its held-for-sale classification.
Other income. The $7.9 million decrease in Other income for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was related to $12.9 million in net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic for the six months ended June 30, 2025, partially offset by a $4.9 million recognition of settlement proceeds from Zurich in satisfaction of legal claims for the six months ended June 30, 2026
Provision for income taxes. The $30.5 million increase in provision for income taxes for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by an increase in earnings before taxes and a decrease in the excess tax deduction associated with share-based compensation. The effective tax rate was 25.4% and 18.6% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the six months ended June 30, 2026 is higher than our statutory rate of 21% and is primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.
Net income. As a result of the factors described above, net income was $189.5 million and $148.2 million for the six months ended June 30, 2026 and 2025, respectively.

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
As of June 30, 2026, there were no outstanding borrowings under our Revolving Credit Facility and there were $17.9 million of outstanding letters of credit, resulting in total availability under our $650.0 million Revolving Credit Facility of $632.1 million. Total cash and cash equivalents at June 30, 2026 was $223.6 million, resulting in total cash and availability under our Revolving Credit Facility of $855.7 million.
The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$408,351	$379,554
Net cash used in investing activities	(321,141)	(230,651)
Net cash (used in) provided by financing activities	(60,802)	19,291
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(329)	177
Increase in cash and cash equivalents and restricted cash and cash equivalents	$26,079	$168,371
Operating Activities
The $28.8 million increase in net cash provided by operating activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily the result of increased business performance and profitability.
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
The $90.5 million increase in net cash used in investing activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by a $158.8 million increase in capital expenditures, partially offset by $61.4 million in higher proceeds from sale-leaseback transactions.

The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Growth capital expenditures (1)	$190,116	$166,977	$395,295	$260,460
Maintenance capital expenditures (2)	40,672	35,949	72,141	65,352
Modernization and technology capital expenditures (3)	32,472	19,078	55,840	38,674
Total capital expenditures	$263,260	$222,004	$523,276	$364,486
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
The increase in total capital expenditures for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by an increase in new center construction as we expand our new center openings to 12 to 14 centers per year, most of which will be large format ground up builds in 2026 and 2027, higher modernization and technology expenditures for center remodels, expansion of our CTR small group training and digital and artificial intelligence initiatives, and higher maintenance expenditures for member experiences and operational efficiencies.
Financing Activities
The $80.1 million increase in net cash used in financing activities for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by repurchases of our common stock under our Share Repurchase Program, employee tax withholding associated with net share-settled share-based awards and lower proceeds from financing obligations, partially offset by lower net repayments under our Revolving Credit Facility and higher proceeds from stock option exercises.
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
During the six months ended June 30, 2026, we repurchased approximately 2.6 million shares of our common stock under the Share Repurchase Program for total consideration of approximately $73.4 million. For additional detail on these share repurchases, refer to Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds, in this Quarterly Report on Form 10-Q.
As of June 30, 2026, we had approximately $426.6 million of availability remaining under our Share Repurchase Program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business that include changes in interest rates and changes in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At June 30, 2026, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility and $17.9 million of outstanding letters of credit, resulting in total revolver availability of $632.1 million, which was available at intervals ranging from 30 to 180 days at interest rates of Term Secured Overnight Financing Rate (“SOFR”) plus 2.00% or base rate plus 1.00%.
See Note 5, Derivative Instruments and Hedging Activities, to our condensed consolidated financial statements in this report for information on our interest rate swaps, which converted the variable rate under the Term Loan Facility to a fixed interest rate.
Assuming the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $6.5 million change in annual interest expense on the indebtedness under the Credit Facilities as of June 30, 2026.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides a summary of repurchases of our common stock we made during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2026 - 4/30/2026	—	$—	—	$489,314,760
5/1/2026 - 5/31/2026	2,192,500	$28.59	2,192,500	$426,624,260
6/1/2026 - 6/30/2026	—	$—	—	$426,624,260
Total	2,192,500		2,192,500
(1)    On February 24, 2026, we announced that our board of directors approved a share repurchase program of up to $500 million of our outstanding common stock. Refer to Note 8, Stockholders’ Equity, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1#	Employment Agreement by and between Erik Weaver and Life Time Group Holdings, Inc., effective as of May 4, 2026.	10-Q	001-40887	10.1	5/5/2026
10.2	Share Repurchase Agreement, dated May 5, 2026, by and among the Company and the selling stockholders identified therein.	8-K	001-40887	10.1	5/7/2026
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith
#    Management contract, plan, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: July 30, 2026	By:	/s/ Erik Weaver
Erik Weaver
Executive Vice President & Chief Financial Officer