Form 10-Q
period 2026-09-30
Life Time Group Holdings, Inc.
filed 2026-10-29
CIK 1869198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2026, the registrant had 224,603,501 shares of common stock outstanding, par value $0.01 per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$286,211	$204,807
Restricted cash and cash equivalents	28,049	27,362
Accounts receivable, net	25,827	24,092
Center operating supplies and inventories	62,490	67,618
Prepaid expenses and other current assets	79,283	61,881
Income tax receivable	11,079	—
Total current assets	492,939	385,760
Property and equipment, net	3,955,367	3,633,229
Goodwill	1,235,359	1,235,359
Operating lease right-of-use assets	2,634,812	2,479,804
Intangible assets, net	180,406	180,810
Other assets	97,541	92,989
Total assets	$8,596,424	$8,007,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,221	$90,249
Construction accounts payable	171,178	143,545
Deferred revenue	60,619	60,309
Accrued expenses and other current liabilities	228,829	214,351
Current maturities of debt	29,735	21,848
Current maturities of operating lease liabilities	85,041	79,208
Total current liabilities	678,623	609,510
Long-term debt, net of current portion	1,462,398	1,485,939
Operating lease liabilities, net of current portion	2,723,395	2,555,513
Deferred income taxes, net	222,772	172,217
Other liabilities	57,540	58,561
Total liabilities	5,144,728	4,881,740
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value per share; 500,000 shares authorized; 224,535 and 221,077 shares issued and outstanding, respectively	2,245	2,211
Additional paid-in capital	3,200,858	3,183,032
Retained earnings (accumulated deficit)	249,047	(46,902)
Accumulated other comprehensive loss	(454)	(12,130)
Total stockholders’ equity	3,451,696	3,126,211
Total liabilities and stockholders’ equity	$8,596,424	$8,007,951
See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Center revenue	$871,127	$760,897	$2,476,095	$2,182,416
Other revenue	22,397	21,752	72,125	67,743
Total revenue	893,524	782,649	2,548,220	2,250,159
Operating expenses:
Center operations	474,518	414,328	1,334,954	1,189,240
Rent	96,099	87,511	280,329	251,866
General, administrative and marketing	65,752	59,840	191,411	179,361
Depreciation and amortization	85,013	75,094	249,058	219,001
Other operating expense	14,137	10,231	49,920	58,927
Total operating expenses	735,519	647,004	2,105,672	1,898,395
Income from operations	158,005	135,645	442,548	351,764
Other income (expense):
Interest expense, net of interest income	(14,694)	(18,440)	(47,797)	(65,331)
Equity in earnings (loss) of affiliates	578	149	(1,999)	170
Other income	—	21,994	4,937	34,867
Total other (expense) income	(14,116)	3,703	(44,859)	(30,294)
Income before income taxes	143,889	139,348	397,689	321,470
Provision for income taxes	37,396	36,921	101,740	70,799
Net income	$106,493	$102,427	$295,949	$250,671

Income per common share:
Basic	$0.48	$0.47	$1.33	$1.15
Diluted	$0.46	$0.45	$1.30	$1.11
Weighted-average common shares outstanding:
Basic	224,056	220,063	222,853	217,132
Diluted	229,055	226,007	227,956	225,075

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$106,493	$102,427	$295,949	$250,671
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(24)	(1,586)	(2,887)	2,391
Derivative instruments:
Unrealized gain, net of deferred tax of $(2,404), $(266), $(5,925) and $(650), respectively	6,280	718	15,914	1,715
Realized gain reclassified from accumulated other comprehensive loss to earnings, net of tax expense of $179, $626, $502 and $1,210, respectively	(468)	(1,674)	(1,351)	(3,190)
Other comprehensive income (loss)	5,788	(2,542)	11,676	916
Comprehensive income	$112,281	$99,885	$307,625	$251,587

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2026	223,217	$2,232	$3,163,624	$142,554	$(6,242)	$3,302,168
Net income	—	—	—	106,493	—	106,493
Other comprehensive income	—	—	—	—	5,788	5,788
Share-based compensation	—	—	14,097	—	—	14,097
Stock option exercises	1,145	11	20,876	—	—	20,887
Shares of common stock issued in connection with the vesting of restricted stock units	79	1	(1)	—	—	—
Shares of common stock issued in connection with the employee stock purchase plan	96	1	2,302	—	—	2,303
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(2)	—	(40)	—	—	(40)
Balance at September 30, 2026	224,535	$2,245	$3,200,858	$249,047	$(454)	$3,451,696

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2025	221,077	$2,211	$3,183,032	$(46,902)	$(12,130)	$3,126,211
Net income	—	—	—	295,949	—	295,949
Other comprehensive income	—	—	—	—	11,676	11,676
Share-based compensation	—	—	37,055	—	—	37,055
Stock option exercises	5,131	51	62,968	—	—	63,019
Shares of common stock issued in connection with the vesting of restricted stock units and performance stock units	1,456	15	(15)	—	—	—
Shares of common stock issued in connection with the employee stock purchase plan	96	1	2,302	—	—	2,303
Shares of common stock repurchased	(2,593)	(26)	(73,366)	—	—	(73,392)
Settlement of accrued compensation liabilities through the issuance of shares of common stock	234	2	6,181	—	—	6,183
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(866)	(9)	(17,299)	—	—	(17,308)
Balance at September 30, 2026	224,535	$2,245	$3,200,858	$249,047	$(454)	$3,451,696

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at June 30, 2025	219,902	$2,199	$3,148,712	$(272,329)	$(9,339)	$2,869,243
Net income	—	—	—	102,427	—	102,427
Other comprehensive loss	—	—	—	—	(2,542)	(2,542)
Share-based compensation	—	—	12,474	—	—	12,474
Stock option exercises	299	3	3,747	—	—	3,750
Shares of common stock issued in connection with the vesting of restricted stock units	67	1	(1)	—	—	—
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(6)	—	—	—	—	—
Balance at September 30, 2025	220,262	$2,203	$3,164,932	$(169,902)	$(11,881)	$2,985,352

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity

	Shares	Amount
Balance at December 31, 2024	207,495	$2,075	$3,041,645	$(420,573)	$(12,797)	$2,610,350
Net income	—	—	—	250,671	—	250,671
Other comprehensive income	—	—	—	—	916	916
Share-based compensation	—	—	34,646	—	—	34,646
Stock option exercises	12,610	126	37,490	—	—	37,616
Shares of common stock issued in connection with the vesting of restricted stock units and performance stock units	1,407	14	(14)	—	—	—
Shares of common stock issued in connection with the employee stock purchase plan	87	1	1,874	—	—	1,875
Shares of common stock issued in connection with an asset acquisition	1,355	13	39,717	—	—	39,730
Settlement of accrued compensation liabilities through the issuance of shares of common stock	456	5	13,877	—	—	13,882
Shares of common stock withheld to cover employee tax withholding and exercise price associated with share-based awards	(3,148)	(31)	(4,303)	—	—	(4,334)
Balance at September 30, 2025	220,262	$2,203	$3,164,932	$(169,902)	$(11,881)	$2,985,352

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$295,949	$250,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,058	219,001
Deferred income taxes	45,440	60,918
Share-based compensation	41,733	45,179
Non-cash rent expense	23,475	28,876
Impairment charges associated with long-lived assets	282	1,293
(Gain) loss on disposal of property and equipment, net	(4,062)	4,953
Amortization of debt discounts and issuance costs	2,805	2,729
Changes in operating assets and liabilities	26,288	18,576
Other	(10,497)	(1,530)
Net cash provided by operating activities	670,471	630,666
Cash flows from investing activities:
Capital expenditures	(812,033)	(586,980)
Proceeds from sale-leaseback transactions	262,479	172,683
Other	5,873	(21,786)
Net cash used in investing activities	(543,681)	(436,083)
Cash flows from financing activities:
Repayments of debt	(17,177)	(14,292)
Proceeds from revolving credit facility	—	220,000
Repayments of revolving credit facility	—	(230,000)
Repayments of finance lease liabilities	(1,283)	(1,604)
Proceeds from financing obligations	—	10,300
Payments of debt discounts and issuance costs	(600)	(628)
Proceeds from stock option exercises	63,019	37,616
Common stock share repurchases	(73,392)	—
Proceeds from issuances of common stock in connection with the employee stock purchase plan	2,303	1,875
Employee tax withholding associated with net share-settled share-based awards	(17,308)	(4,334)
Other	(11)	(7)
Net cash (used in) provided by financing activities	(44,449)	18,926
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(250)	51
Increase in cash and cash equivalents and restricted cash and cash equivalents	82,091	213,560
Cash and cash equivalents and restricted cash and cash equivalents – beginning of period	232,169	27,878
Cash and cash equivalents and restricted cash and cash equivalents – end of period	$314,260	$241,438

See notes to unaudited condensed consolidated financial statements.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
454
1. Nature of Business and Basis of Presentation
Nature of Business
Life Time Group Holdings, Inc. (collectively with its direct and indirect subsidiaries, “Life Time,” “we,” “our,” or the “Company”) is a holding company incorporated in the state of Delaware. As a holding company, Life Time Group Holdings, Inc. does not have its own independent assets or business operations, and all of our assets and business operations are through Life Time, Inc. and its direct and indirect subsidiaries. We are primarily dedicated to providing premium health, fitness and wellness experiences at our athletic country club destinations and via our comprehensive digital platform and portfolio of iconic athletic events – all with the objective of inspiring healthier, happier lives. We design, build and operate our athletic country club destinations that are distinctive and large, multi-use sports and athletic, professional fitness, family recreation and spa centers in a resort-like environment. As of September 30, 2026, we operated 196 centers in 32 states and one Canadian province.
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
Fair Value Measurements on a Recurring Basis. As of September 30, 2026 and December 31, 2025, assets and liabilities that are measured at fair value on a recurring basis were as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps (1)	$—	$17,294	$—	$17,294
Cash surrender value of life insurance policies (2)	—	19,320	—	19,320
Total assets	$—	$36,614	$—	$36,614
Liabilities:
Deferred compensation (3)	18,432	—	—	18,432
Total liabilities	$18,432	$—	$—	$18,432

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
For more information regarding our interest rate swaps, see Note 5, Derivative Instruments and Hedging Activities.
Long-term debt. At September 30, 2026 and December 31, 2025, the carrying value and fair value of our outstanding long-term debt was as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$1,508,070	$1,491,895	$1,525,363	$1,539,085
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
Fair Value Measurements on a Nonrecurring Basis. Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to our goodwill, intangible assets and other long-lived assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset would be reduced to fair value and the difference would be recorded as a loss within operating income in our condensed consolidated statements of operations. We had no material remeasurements of such assets or liabilities to fair value during the three and nine months ended September 30, 2026 and 2025.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
3. Supplemental Balance Sheet and Cash Flow Information
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Property held for sale	$2,471	$2,471
Construction contract receivables	4,329	12,231
Interest rate swap assets	9,453	397
Prepaid insurance	3,436	2,082
Prepaid commissions	8,704	7,569
Prepaid rent	11,834	4,053
Prepaid events expense	2,541	2,908
Prepaid software licenses and maintenance	10,613	7,306
Prepaid payroll	16,401	13,155
Other	9,501	9,709
Prepaid expenses and other current assets	$79,283	$61,881
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Real estate taxes	$39,819	$38,147
Accrued interest	14,743	7,637
Payroll liabilities	61,235	53,050
Utilities	5,853	3,156
Accrued variable rent	15,499	16,693
Self-insurance accruals	36,182	35,549
Goods and services received but not invoiced	37,865	42,099
Current maturities of finance lease liabilities	12,676	12,099
Other	4,957	5,921
Accrued expenses and other current liabilities	$228,829	$214,351

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Supplemental Cash Flow Information
(Increases) decreases in operating assets and increases (decreases) in operating liabilities are as follows:

	Nine Months Ended September 30,
	2026	2025
Accounts receivable	$(2,203)	$549
Center operating supplies and inventories	5,103	(10,377)
Prepaid expenses and other current assets	(14,991)	(11,370)
Income tax receivable	(11,100)	(15,244)
Other assets	7,869	(200)
Accounts payable	13,239	3,752
Construction accounts payable	(855)	1,484
Accrued expenses and other current liabilities	30,021	52,608
Deferred revenue	319	(2,563)
Other liabilities	(1,114)	(63)
Changes in operating assets and liabilities	$26,288	$18,576
Additional supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash paid for income taxes, net of refunds received	$67,783	$25,090
Net cash paid for interest (including cash settlements associated with interest rate swaps), net of capitalized interest	43,425	59,712
Capitalized interest	19,454	11,467
Non-cash activities:
Common stock issuance in connection with an asset acquisition	—	39,730
Settlement of accrued compensation liabilities through the issuance of common stock	6,183	13,882
Right-of-use assets obtained in exchange for initial lease liabilities:
Operating leases	169,692	188,637
Finance leases	1,151	11,893
Right-of-use asset adjustments recognized as a result of the remeasurement of existing lease liabilities:
Operating leases	54,960	9,395
Finance leases	286	—
Non-cash increase in operating lease right-of-use assets associated with below-market sale-leaseback transactions	10,700	900
Non-cash increase in finance lease liabilities as a result of interest accretion	230	543
Non-cash increase in financing obligations as a result of interest accretion	66	127

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
4. Revenue
Revenue associated with our membership dues, enrollment fees, and certain services from our in-center businesses is recognized over time as earned. Revenue associated with products and services offered in our cafes and spas, as well as through e-commerce, is recognized at a point in time. The following is a summary of revenue, by major revenue stream, that we recognized during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Membership dues and enrollment fees	$622,101	$547,306	$1,780,799	$1,576,268
In-center revenue	249,026	213,591	695,296	606,148
Total center revenue	871,127	760,897	2,476,095	2,182,416
Other revenue	22,397	21,752	72,125	67,743
Total revenue	$893,524	$782,649	$2,548,220	$2,250,159
The timing associated with the revenue we recognized during the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Services transferred over time	$774,505	$21,441	$795,946	$678,089	$21,752	$699,841
Goods and services transferred at a point in time	96,622	956	97,578	82,808	—	82,808
Total revenue	$871,127	$22,397	$893,524	$760,897	$21,752	$782,649
The timing associated with the revenue we recognized during the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Center Revenue	Other Revenue	Total Revenue	Center Revenue	Other Revenue	Total Revenue
Services transferred over time	$2,205,614	$70,286	$2,275,900	$1,940,941	$67,743	$2,008,684
Goods and services transferred at a point in time	270,481	1,839	272,320	241,475	—	241,475
Total revenue	$2,476,095	$72,125	$2,548,220	$2,182,416	$67,743	$2,250,159
Contract liabilities
Contract liabilities, which represent payments or consideration received in advance for goods or services that we have not yet transferred to the customer, consisted of the following:

	September 30, 2026	December 31, 2025	Classification in Condensed Consolidated Balance Sheets
Contract liabilities - current	$60,619	$60,309	Deferred revenue
Contract liabilities - long-term	50	41	Other liabilities
Total contract liabilities	$60,669	$60,350

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Contract liabilities consist primarily of deferred revenue for fees collected in advance for Dynamic Personal Training, media and athletic events, enrollment fees, other in-center service offerings and membership dues. The following table reflects the change in contract liabilities for the nine months ended September 30, 2026:

Amount
Total contract liabilities balance at December 31, 2025	$60,350
Revenue recognized that was included in contract liabilities at the beginning of the year	(55,218)
Increase, excluding amounts recognized as revenue during the period	55,537
Total contract liabilities balance at September 30, 2026	$60,669

5. Derivative Instruments and Hedging Activities
We have entered into receive-variable, pay-fixed interest rate swap agreements with five high-quality institutional banks, each of which had an effective date of April 8, 2025 and is set to expire on April 5, 2028. On the effective date, the initial aggregate notional amount associated with these interest rate swaps was $997.5 million, the then-outstanding variable rate borrowings under our Term Loan Facility. The aggregate notional amount associated with these interest rate swaps decreases over time in a manner that is aligned with the timing and amount of scheduled principal payments due with respect to the outstanding borrowings under our Term Loan Facility. At September 30, 2026, the aggregate notional amount associated with these interest rate swaps was $985.1 million. Pursuant to these interest rate swaps, we make fixed interest payments at 3.409% in exchange for receiving variable interest payments based on Term Secured Overnight Financing Rate (“SOFR”).
Because the fair value of interest rate swap arrangements is derived from market-based rates, they are classified as derivative financial instruments. We recognize all of our interest rate swap assets and liabilities at fair value (see “Fair Value Measurements” within Note 2, Summary of Significant Accounting Policies).
Each of our interest rate swaps qualifies for and has been designated as a cash flow hedge. As of September 30, 2026, we have determined that each of our interest rate swaps is highly effective in achieving offsetting changes in the fair value of the expected future variable cash flows associated with the outstanding borrowings under our Term Loan Facility. Accordingly, unrealized gains or losses associated with changes in the fair value of our interest rate swaps are recognized as a component of accumulated other comprehensive loss (“AOCL”) on our condensed consolidated balance sheets. Realized gains or losses associated with the monthly cash settlements we receive or pay, respectively, in connection with our interest rate swaps are reclassified out of AOCL and recognized in Interest expense, net of interest income in our condensed consolidated statements of operations in the same period during which interest expense associated with the hedged variable interest rate payments is recognized.
The monthly cash settlements we receive or pay in connection with these interest rate swaps are reported within operating activities in our condensed consolidated statements of cash flows.
The fair value of our outstanding designated interest rate swap assets and liabilities is reported in our condensed consolidated balance sheet as follows:

	September 30, 2026	December 31, 2025	Classification on Condensed Consolidated Balance Sheet
Interest rate swap assets:
Current	$9,453	$397	Prepaid expenses and other current assets
Non-current	7,841	—	Other assets
Total interest rate swap assets	$17,294	$397

Interest rate swap liabilities	$—	$2,917	Other liabilities

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
The unrealized gain associated with our interest rate swaps that was recognized in AOCL, as well as the realized gain that was reclassified out of AOCL to earnings, during the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Affected Line Item on Condensed Consolidated Statements of Operations
	2026	2025
Balance in AOCL at June 30, 2026 and 2025, respectively	$6,698	$(519)
Unrealized gain:
Pretax unrealized gain (effective portion)	8,684	984
Less: Deferred tax impact	(2,404)	(266)
Unrealized gain, net of tax (effective portion)	6,280	718
Realized gain reclassified to earnings:
Pretax realized gain reclassified to earnings (effective portion)	(647)	(2,300)	Interest expense, net of interest income
Less: Tax expense	179	626	Provision for income taxes
Realized gain reclassified to earnings, net of tax (effective portion)	(468)	(1,674)
Balance in AOCL at September 30, 2026 and 2025, respectively	$12,510	$(1,475)
The unrealized gain associated with our interest rate swaps that was recognized in AOCL, as well as the realized gain that was reclassified out of AOCL to earnings, during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,		Affected Line Item on Condensed Consolidated Statements of Operations
	2026	2025
Balance in AOCL at December 31, 2025 and 2024, respectively	$(2,053)	$—
Unrealized gain:
Pretax unrealized gain (effective portion)	21,839	2,365
Less: Deferred tax impact	(5,925)	(650)
Unrealized gain, net of tax (effective portion)	15,914	1,715
Realized gain reclassified to earnings:
Pretax realized gain reclassified to earnings (effective portion)	(1,853)	(4,400)	Interest expense, net of interest income
Less: Tax expense	502	1,210	Provision for income taxes
Realized gain reclassified to earnings, net of tax (effective portion)	(1,351)	(3,190)
Balance in AOCL at September 30, 2026 and 2025, respectively	$12,510	$(1,475)
At September 30, 2026, we expect approximately $7.4 million of after-tax realized gain on interest rate swaps to be reclassified out of AOCL to earnings within the next 12 months. The remaining maturity of our interest rate swaps at September 30, 2026 was 1.5 years.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
6. Debt
Debt consisted of the following:

	September 30, 2026	December 31, 2025
Term Loan Facility, maturing November 2031	$985,050	$992,512
Revolving Credit Facility, maturing September 2029	—	—
6.000% Senior Secured Notes, maturing November 2031	500,000	500,000
Mortgage Notes, various maturities	19,720	29,423
Other debt	3,285	3,298
Fair value adjustment	15	130
Total debt	1,508,070	1,525,363
Less unamortized debt discounts and issuance costs	(15,937)	(17,576)
Total debt less unamortized debt discounts and issuance costs	1,492,133	1,507,787
Less current maturities	(29,735)	(21,848)
Long-term debt, less current maturities	$1,462,398	$1,485,939
Term Loan Facility
The variable rate interest payments on our Term Loan Facility are hedged by our interest rate swaps. Pursuant to these interest rate swaps, we effectively pay fixed interest on our outstanding Term Loan Facility borrowings at 3.409%, plus an applicable margin. On August 12, 2026, we entered into an amendment to our Term Loan Facility to reduce the applicable margin by 0.25% to 1.75%. As a result, the effective fixed interest rate associated with our outstanding Term Loan Facility borrowings at September 30, 2026 was 5.159%. We are required to make quarterly principal payments of 0.25% of the outstanding balance on the Term Loan Facility. See Note 5, Derivative Instruments and Hedging Activities for more information regarding our interest rate swaps.
Revolving Credit Facility
We did not borrow or repay any amounts under our Revolving Credit Facility during the nine months ended September 30, 2026. At September 30, 2026, there were no outstanding borrowings under our $650.0 million Revolving Credit Facility, and there were $17.1 million of outstanding letters of credit, resulting in total revolver availability of $632.9 million, which was available at intervals ranging from 30 to 180 days at interest rates of SOFR plus an applicable margin of 2.00% or base rate plus 1.00%.
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
As of September 30, 2026, we were either in compliance in all material respects with the covenants or the covenants were not applicable.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Future Maturities of Long-Term Debt
Aggregate annual future maturities of long-term debt, excluding unamortized discounts, issuance costs and fair value adjustments, at September 30, 2026 were as follows:

October 2026 through September 2027	$29,735
October 2027 through September 2028	10,023
October 2028 through September 2029	10,039
October 2029 through September 2030	10,050
October 2030 through September 2031	10,068
Thereafter	1,438,140
Total future maturities of long-term debt	$1,508,055
7. Leases
Sale-Leaseback Transactions with Unrelated Third Parties
During the nine months ended September 30, 2026, we entered into and consummated sale-leaseback transactions with three unrelated third parties. Under these transactions, we sold six properties with a combined net book value of $268.1 million for gross proceeds of $263.4 million, which were reduced by transaction costs of $0.9 million, for net cash proceeds of $262.5 million. The estimated fair value of the properties sold was $274.1 million. The entire $262.5 million of net cash proceeds received in connection with these sale-leaseback transactions is reported within investing activities on our condensed consolidated statement of cash flows for the nine months ended September 30, 2026. We recognized a net gain of $5.1 million on these sale-leaseback transactions during the nine months ended September 30, 2026, which is included in Other operating expense in our condensed consolidated statement of operations.
Right-of-use assets and lease liabilities recognized in connection with these sale-leaseback transactions were $178.3 million and $166.2 million, respectively.
8. Stockholders’ Equity
Share-Based Compensation Expense
Share-based compensation expense for the three months ended September 30, 2026 was $15.8 million, of which $14.1 million and $1.7 million was associated with equity-classified awards and liability-classified awards, respectively. Share-based compensation expense for the nine months ended September 30, 2026 was $41.7 million, of which $37.1 million and $4.6 million was associated with equity-classified awards and liability-classified awards, respectively.
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
Restricted Stock Units
During the nine months ended September 30, 2026, the Company granted approximately 1.3 million restricted stock unit awards under the 2021 Incentive Award Plan, of which approximately 1.0 million were time-based vesting awards that vest in ratable installments primarily ranging from one to three years, and approximately 0.3 million were performance-based vesting awards granted to our executives in connection with our short-term incentive compensation program, in each case subject to continuous employment from the grant date through the applicable vesting date unless otherwise agreed with the award recipient. We determine the grant date fair value of restricted stock unit awards by multiplying the number of restricted stock unit awards by the closing trading price of our common stock on the grant date.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Performance Stock Units
During the nine months ended September 30, 2026, the Company granted approximately 0.3 million three-year performance stock unit awards under the 2021 Incentive Award Plan, half of which are based on our Adjusted EBITDA with performance determined each year for one-third of such award but the entire award does not vest until the end of the three-year period, and half of which are based on relative total shareholder return over a three-year period that cliff vest at the end of the three-year period. We determine the grant date fair value of performance stock unit awards with Adjusted EBITDA performance metrics by multiplying the number of performance stock unit awards by the closing trading price of our common stock on the grant date. We determine the grant date fair value of performance stock unit awards with relative total shareholder return market metrics by multiplying the number of performance stock unit awards by the grant date fair value per unit which is calculated using the Monte Carlo simulation model.
Other Share-Based Payment Awards
2026 Short-Term Incentive Program
During the nine months ended September 30, 2026, the Company adopted a short-term incentive compensation program for eligible team members who are not executive officers. Pursuant to this program, awards will be paid out in cash and/or through the issuance of fully-vested shares of the Company’s common stock in early 2027 if the Company’s performance exceeds the tranche one performance metric. As of September 30, 2026, we expect that a portion of these awards will be settled in fully-vested shares of the Company’s common stock. As it relates to the portion of these awards that we expect to settle in fully-vested shares of the Company’s common stock, we are accounting for the potential issuance of these shares of common stock as share-based payment awards granted under this program. Because the incentive compensation associated with these awards represents a fixed dollar amount that, if payable, will be settled in a variable number of shares of the Company’s common stock, we are currently accounting for these awards as liability-classified share-based payment awards. Accordingly, the offset to the share-based compensation expense we have recognized in connection with these awards during the nine months ended September 30, 2026 is included in Accrued expenses and other current liabilities on our September 30, 2026 condensed consolidated balance sheet.
2025 Short-Term Incentive Program
In February 2026, our board of directors determined that our 2025 performance exceeded the tranche three performance metric under our 2025 short-term incentive compensation program and issued corresponding shares of common stock to certain of our eligible employees. Effective as of the determination date, the $6.2 million then-outstanding liability we had recognized in connection with these liability-classified share-based payment awards was reclassified out of Accrued expenses and other current liabilities and into Common stock and Additional paid-in capital on our condensed consolidated balance sheet during the nine months ended September 30, 2026.
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
During the three months ended September 30, 2026, we did not repurchase any shares of our common stock under the Share Repurchase Program. During the nine months ended September 30, 2026, we repurchased approximately 2.6 million shares of our common stock under the Share Repurchase Program for total consideration of approximately $73.4 million.
As of September 30, 2026, we had approximately $426.6 million of availability remaining under our Share Repurchase Program.

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Accumulated Other Comprehensive Loss
Changes in the AOCL balances for the three months ended September 30, 2026 and 2025 were as follows (all amounts are reported net of tax):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Unrealized Gain on Derivative Instruments	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total
AOCL balance at June 30, 2026 and 2025, respectively	$(12,940)	$6,698	$(6,242)	$(8,820)	$(519)	$(9,339)
Other comprehensive (loss) income before reclassifications	(24)	6,280	6,256	(1,586)	718	(868)
Amounts reclassified from AOCL to earnings	—	(468)	(468)	—	(1,674)	(1,674)
AOCL balance at September 30, 2026 and 2025, respectively	$(12,964)	$12,510	$(454)	$(10,406)	$(1,475)	$(11,881)
Changes in the AOCL balances for the nine months ended September 30, 2026 and 2025 were as follows (all amounts are reported net of tax):

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivative Instruments	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivative Instruments	Total
AOCL balance at December 31, 2025 and 2024, respectively	$(10,077)	$(2,053)	$(12,130)	$(12,797)	$—	$(12,797)
Other comprehensive (loss) income before reclassifications	(2,887)	15,914	13,027	2,391	1,715	4,106
Amounts reclassified from AOCL to earnings	—	(1,351)	(1,351)	—	(3,190)	(3,190)
AOCL balance at September 30, 2026 and 2025, respectively	$(12,964)	$12,510	$(454)	$(10,406)	$(1,475)	$(11,881)

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
9. Income Per Share
For the three and nine months ended September 30, 2026 and 2025, our potentially dilutive securities included stock options, restricted stock units, performance stock units, shares to be issued under our employee stock purchase plan (“ESPP”) and contingently issuable shares related to our short-term incentive compensation program.
The following table sets forth the calculation of basic and diluted income per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$106,493	$102,427	$295,949	$250,671

Weighted-average common shares outstanding – basic	224,056	220,063	222,853	217,132
Dilutive effect of stock-based compensation awards	4,999	5,944	5,103	7,943
Weighted-average common shares outstanding – diluted	229,055	226,007	227,956	225,075

Income per common share – basic	$0.48	$0.47	$1.33	$1.15
Income per common share – diluted	$0.46	$0.45	$1.30	$1.11
The following is a summary of potential shares of common stock that were antidilutive and excluded from the weighted average share computations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	—	33	—	10
Restricted stock units	—	387	—	379
ESPP shares	79	—	79	—
Potential common shares excluded from the weighted average share calculations	79	420	79	389
10. Commitments and Contingencies
Life Time, Inc. et al. v. Zurich American Insurance Company
On August 19, 2020, Life Time, Inc., several of its subsidiaries, and a joint venture entity, Bloomingdale Life Time Fitness LLC (collectively, the “Life Time Parties”) filed a complaint against Zurich American Insurance Company (“Zurich”) in the Fourth Judicial District of the State of Minnesota, County of Hennepin (the “District Court”) (Case No. 27-CV-20-10599) (the “Action”) seeking declaratory relief and damages with respect to Zurich’s failure under a property/business interruption insurance policy to provide certain coverage to the Life Time Parties related to the closure or suspension by governmental authorities of their business activities due to the spread or threat of the spread of COVID-19. On March 15, 2021, certain of the Life Time Parties filed a First Amended Complaint in the Action adding claims against Zurich under a Builders’ Risk policy related to the suspension of multiple construction projects. The Court granted Zurich’s dispositive motions on July 25, 2024, dismissing the Life Time Parties’ claims with prejudice, and entered judgment on July 26, 2024. The Life Time Parties appealed from that judgment to the Minnesota Court of Appeals (the “Court of Appeals”). On August 11, 2025, the Court of Appeals reversed the District Court’s order granting summary judgment in favor of Zurich, holding that governmental closure orders were the causes of Life Time Parties’ losses under the property/business interruption policy, and not the pandemic. The Court of Appeals concluded that Life Time Parties have a coverage limit of $1.0 million per occurrence and there were 29 occurrences, reflecting the 29 different jurisdictions that issued closure orders affecting the Life Time Parties’ 150 locations. The Court of Appeals remanded the Action to the District Court for further proceedings. On September 8, 2025, Zurich petitioned the Minnesota Supreme Court for review of the decision of the Court of Appeals. On September 30, 2025, the Life Time Parties filed an opposition to Zurich’s petition for review. On October 29, 2025, the Minnesota Supreme Court denied

LIFE TIME GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Table amounts in thousands except per share data)
Zurich’s petition for review. In November 2025, Zurich paid approximately $40 million to the Life Time Parties in partial satisfaction of their legal claims in this Action, which was recognized in 2025. This payment represents up to $1.0 million plus interest for 26 occurrences of 29 total occurrences found by the Court of Appeals in its order dated August 11, 2025. The Life Time Parties’ claims with respect to the remaining occurrences were settled with Zurich and the Action was dismissed during the second quarter of 2026. We recognized the settlement related to these remaining occurrences during the second quarter of 2026.
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
11. Subsequent Events
In preparing the accompanying condensed consolidated financial statements, we have evaluated the period from September 30, 2026 through the date the condensed consolidated financial statements were issued for material subsequent events. There have been no events or transactions during this time which would have a material effect on the condensed consolidated financial statements and therefore would require recognition or disclosure.

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
Overview
Business and Strategy
Life Time, the “Healthy Way of Life Company,” is a premier lifestyle and leisure brand offering premium health, fitness and wellness experiences to a community of more than 1.6 million individual members, who together comprise more than 908,000 memberships, as of September 30, 2026. We are a leading innovator in the industry having successfully created a leisure model that incorporates the country club wellness lifestyle within a fitness and active living community. We have earned the trust of our members for over 30 years to make their lives healthier and happier by offering them the best places, programs and performers. We deliver high-quality experiences through our omni-channel physical and digital ecosystem that includes 196 centers—distinctive, resort-like athletic country club destinations—across 32 states in the United States and one province in Canada. Our continuous commitment to members has resulted in strong brand loyalty and fueled our strong, long-term financial performance.

Our luxurious athletic country clubs total nearly 19 million of indoor square feet and over seven million of outdoor square feet in the aggregate. Our centers are located in affluent suburban and urban locations. Depending on the size and location of a center, we offer expansive fitness floors with top-of-the-line equipment, spacious locker rooms, group fitness studios and spaces, recovery spaces, indoor and outdoor pools and bistros, indoor and outdoor tennis courts, indoor and outdoor pickleball courts, basketball courts, LifeSpa, LifeCafe and our childcare and Kids Academy learning spaces. Our premium service offerings are delivered by over 46,000 Life Time team members, including over 12,100 certified fitness professionals, ranging from personal trainers to studio performers. We believe that no other company in the United States delivers the same quality and breadth of health, fitness and wellness experiences that we deliver, which has enabled us to consistently grow our annual membership dues and in-center revenue.
Our members are highly engaged and draw inspiration from the experiences and community we have created. The value our members place on our community is reflected in the continued strength and growth of our average revenue per center membership, center usage and the visits to our athletic country clubs. Our average revenue per center membership, which includes membership dues and in-center revenue, increased to $2,914 for the nine months ended September 30, 2026 as compared to $2,638 for the nine months ended September 30, 2025. Total visits to our clubs were over 98 million for the nine months ended September 30, 2026 as compared to over 93 million for the nine months ended September 30, 2025, and average visits per membership to our centers remained strong at 116 for the nine months ended September 30, 2026.
We offer a variety of memberships, including singles, couples and families, with different levels of membership dues, which can vary significantly based on numerous factors, including number of members, membership type, usage patterns, location and membership tenure. Our membership mix has been improving with couples and families comprising increasingly larger portions of our total memberships and qualified memberships administered through medical insurance providers decreasing. Our couples and family memberships have historically been more engaged with higher retention and higher average monthly dues. Our qualified medical memberships have significantly lower average monthly dues and we are limiting their offering, along with certain of these third-party administrated programs having been terminated and more potentially terminating or expiring. We have been able to successfully convert many of these qualified medical memberships that have terminated to direct memberships with minimal impact on membership dues. With these membership dynamics and our premium, high-use model, our growth in the number of center memberships has been smaller than our total Center revenue growth and we expect that trend to continue, including because our clubs are typically reaching their desired utilization and revenue with fewer memberships.
Our total Center revenue increased to $2,476.1 million for the nine months ended September 30, 2026 as compared to $2,182.4 million for the nine months ended September 30, 2025. We believe it will continue to grow as we open new centers in desirable locations across the country, new members join at higher membership dues rates, our new centers ramp to expected performance and we continue to execute on our strategic initiatives discussed below. Our new centers on average have taken three to four years to ramp to expected performance; however, many of our newer centers are ramping faster than this historical average. As of September 30, 2026, we had 26 centers open for less than three years and 21 new centers under construction. We are expanding the number of our centers using an asset-light model that targets affluent markets with higher income members, higher average revenue per center membership and higher returns on invested capital. As we open these new centers in more affluent markets, our average revenue per center membership should naturally increase.
We believe we have significant opportunities to continue expanding our portfolio of premium centers in an asset-light manner. We have opened eight new centers in 2026 to date and expect to open 14 new centers in 2026. We are targeting 12 to 14 new centers on average per year. We also expect a larger percentage of our new centers will be large format ground up construction builds as compared to 2024 and 2025.
We also continue to execute several strategic initiatives on a club-by-club basis that are driving revenue, engagement, membership optimization and expansion as we elevate and broaden our member experiences and allow members to integrate health, fitness and wellness into their lives with greater ease and frequency. These strategic initiatives include pickleball, Dynamic Personal Training, Dynamic Stretch, small group training such as Alpha, GTX, Ultra Fit, MB360, CTR and Hybrid XT, our ARORA community focused on members aged 55 years and older, LT Social, a social club within our centers, and LT Games, a unique hybrid-athletic competition. We are refining our MIORA performance and longevity health offering, which has a total of eight locations.
We have also been executing on enhanced offerings to accelerate growth beyond our centers. Our digital platform is delivering a true omni-channel experience through our integrated digital app, including live streaming fitness classes, remote goal-based personal training, nutrition and weight loss support and curated award-winning health, fitness and wellness content. We are continuing to invest in our digital capabilities, including artificial intelligence to enhance services to our members such as

L•AI•C, our artificial intelligence driven healthy way of life personal companion with personalized content and recommendations, to strengthen our relationships with our members, reach more people looking for a Healthy Way of Life and more comprehensively address their health, fitness and wellness needs so that they can engage and connect with Life Time at any time or place. Additionally, we are selling our LTH nutritional products more broadly on e-commerce platforms.
We also continue to expand our “Healthy Way of Life” ecosystem in response to the desire of our members to holistically integrate health and wellness into every aspect of their daily lives. In 2018, we launched Life Time Work, an asset-light branded co-working model that offers premium work spaces in close proximity to our athletic country clubs and integrates ergonomic furnishings and promotes a healthy working environment. Life Time Work members also have the ability to receive access to all of our resort-like athletic country club destinations across the United States and Canada. We have also begun to dedicate space within many of our athletic country clubs for work lounges that have a design aesthetic similar to our Life Time Work locations. Additionally, our Life Time Living locations, which are also an asset-light model, offer luxury wellness-oriented residences in close proximity to our athletic country clubs. As of September 30, 2026, we had 15 Life Time Work and four Life Time Living locations open and operating. Our Life Time Living concept is generating interest from new property developers and presenting opportunities for new center development and deal terms that were not previously available to us. Our omni-channel platform continues to grow as we expand our footprint with new centers and nearby work and living spaces, as well as strengthen our digital and artificial intelligence capabilities.
Macroeconomy, Geopolitical and Policy Environments
We continue to monitor the macroeconomic, geopolitical and policy environments and their impact on our business, including with respect to inflation, interest rates, the war in Iran, tariffs, taxes and labor, as well as a potential economic recession or low growth and general economic and political conditions. There continues to be macroeconomic and geopolitical uncertainty in many markets around the world, including as a result of higher interest rates and inflation, military operations in the Middle East, the international unrest, and new or elevated tariffs, which combined have increased certain of our expenses and capital expenditures, but have not had a material impact on our business. We continue to analyze the potential impact of these events and any resulting downstream impacts, including higher inflation and interest rates and any disruption to the supply chain. Despite these headwinds, we have experienced growth in our revenue and expanded our operating margins. We will continue to monitor the macroeconomic, geopolitical and policy environments and while any future uncertainty or volatility, a decline in the U.S. or global economy, or the public perception that any of these events may occur, could adversely affect our business and results of operations, we believe that our business is resilient and has performed well historically during different economic cycles including during a recession.
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
Set forth below are certain GAAP and non-GAAP measurements and key performance indicators for the three and nine months ended September 30, 2026 and 2025. The following information has been presented consistently for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands, except for Average Center revenue per center membership data)
Membership Data
Center memberships	858,747	840,622	858,747	840,622
On-hold memberships	49,707	50,603	49,707	50,603
Total memberships	908,454	891,225	908,454	891,225

Revenue Data
Membership dues and enrollment fees	71.4%	71.9%	71.9%	72.2%
In-center revenue	28.6%	28.1%	28.1%	27.8%
Total Center revenue	100.0%	100.0%	100.0%	100.0%

Membership dues and enrollment fees	$622,101	$547,306	$1,780,799	$1,576,268
In-center revenue	249,026	213,591	695,296	606,148
Total Center revenue	$871,127	$760,897	$2,476,095	$2,182,416

Average Center revenue per center membership (1)	$1,016	$907	$2,914	$2,638
Comparable center revenue (2)	8.7%	10.6%	8.8%	11.5%

Center Data
Net new center openings (3)	1	1	7	6
Total centers (end of period) (3)	196	185	196	185
Total center square footage (end of period) (4)	18,900,000	18,100,000	18,900,000	18,100,000

GAAP and Non-GAAP Financial Measures
Net income	$106,493	$102,427	$295,949	$250,671
Net income margin (5)	11.9%	13.1%	11.6%	11.1%
Adjusted net income (6)	$115,865	$92,992	$321,922	$251,168
Adjusted net income margin (6)	13.0%	11.9%	12.6%	11.2%
Adjusted EBITDA (7)	$256,259	$220,046	$729,446	$622,611
Adjusted EBITDA margin (7)	28.7%	28.1%	28.6%	27.7%
Center operations expense	$474,518	$414,328	$1,334,954	$1,189,240
Pre-opening expenses (8)	$2,907	$1,050	$7,030	$3,489
Rent	$96,099	$87,511	$280,329	$251,866
Non-cash rent expense (open properties) (9)	$12,846	$10,216	$23,475	$18,275
Non-cash rent expense (properties under development) (9)	$—	$5,597	$—	$10,601
Net cash provided by operating activities	$262,120	$251,112	$670,471	$630,666
Free cash flow (10)	$35,651	$62,530	$120,917	$216,369
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
(3)    Net new center openings is calculated as the number of centers that opened for the first time to members during the period, less any centers that closed during the period. Total centers (end of period) is the number of centers operational as of the last day of the period. During the three months ended September 30, 2026, we opened one center.
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
The following table provides a reconciliation of net income and income per common share, the most directly comparable GAAP measures, to Adjusted net income and Adjusted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net income	$106,493	$102,427	$295,949	$250,671
Share-based compensation expense (a)	15,774	16,891	41,733	45,179
(Gain) loss on sale-leaseback transactions (b)	(3,049)	(7,732)	(5,084)	4,764
Capital transaction costs (c)	—	—	—	1,531
Legal settlements (d)	4	—	(4,863)	94
Employee retention credits (e)	—	(21,994)	—	(34,867)
Other (f)	(66)	(1)	3,116	108
Taxes (g)	(3,291)	3,401	(8,929)	(16,312)
Adjusted net income	$115,865	$92,992	$321,922	$251,168

Income per common share:
Basic	$0.48	$0.47	$1.33	$1.15
Diluted	$0.46	$0.45	$1.30	$1.11
Adjusted income per common share:
Basic	$0.52	$0.42	$1.44	$1.16
Diluted	$0.51	$0.41	$1.41	$1.12
Weighted-average common shares outstanding:
Basic	224,056	220,063	222,853	217,132
Diluted	229,055	226,007	227,956	225,075
(a)    Share-based compensation expense recognized during the three and nine months ended September 30, 2026 was associated with stock options, restricted stock units, performance stock units, our employee stock purchase plan (“ESPP”) and liability-classified awards related to our 2026 short-term incentive plan. Share-based compensation expense recognized during the three and nine months ended September 30, 2025 was associated with stock options, restricted stock units, performance stock units, our ESPP and liability-classified awards related to our 2025 short-term incentive plan.
(b)     We adjust for the impact of gains and losses on the sale-leaseback of our properties as they do not reflect costs associated with our ongoing operations. For details on the gain on the sale-leaseback transactions that we recognized during the three and nine months ended September 30, 2026, see Note 7, Leases, to our condensed consolidated financial statements in this report.
(c)    Represents one-time costs related to capital transactions, including debt and equity offerings that are non-recurring in nature.

(d)    We adjust for the impact of unusual legal settlements or judgments as these costs and proceeds are non-recurring in nature and do not reflect costs or proceeds associated with our normal ongoing operations. Nearly all of the adjustment for the nine months ended September 30, 2026 is the recognition of settlement proceeds from Zurich for the remaining occurrences of jurisdictions that issued closure orders affecting our club operations in 2020 during the COVID-19 pandemic. These proceeds were offset by legal-related expenses in pursuit of our claim against Zurich of $0.1 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(e)    Represents refundable payroll tax credits for employee retention under the CARES Act.
(f)    Includes (i) a $(0.3) million favorable revision to previously estimated closing costs and a $2.6 million loss associated with the sale of assets in a non-club joint venture for the three and nine months ended September 30, 2026, respectively, and (ii) other immaterial transactions or items that are unusual or non-recurring in nature of $0.2 million for the three months ended September 30, 2026, and $0.5 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(g)    Represents the estimated tax effect of the total adjustments made to arrive at Adjusted net income using the effective income tax rates for the respective periods. We updated the Taxes amount used to arrive at Adjusted net income for the nine months ended September 30, 2025 to include $12.6 million in income tax benefits resulting from a significant exercise of stock options by our Chief Executive Officer that were set to expire in 2025. This change did not impact our condensed consolidated financial statements prepared in accordance with GAAP, but it did decrease our non-GAAP Adjusted net income and Adjusted income per common share for the nine months ended September 30, 2025.
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
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenue.
The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$106,493	$102,427	$295,949	$250,671
Interest expense, net of interest income	14,694	18,440	47,797	65,331
Provision for income taxes	37,396	36,921	101,740	70,799
Depreciation and amortization	85,013	75,094	249,058	219,001
Share-based compensation expense (a)	15,774	16,891	41,733	45,179
(Gain) loss on sale-leaseback transactions (b)	(3,049)	(7,732)	(5,084)	4,764
Capital transaction costs (c)	—	—	—	1,531
Legal settlements (d)	4	—	(4,863)	94
Employee retention credits (e)	—	(21,994)	—	(34,867)
Other (f)	(66)	(1)	3,116	108
Adjusted EBITDA	$256,259	$220,046	$729,446	$622,611
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

The following table provides a reconciliation from net cash provided by operating activities to free cash flow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$262,120	$251,112	$670,471	$630,666
Capital expenditures, net of construction reimbursements	(288,757)	(222,494)	(812,033)	(586,980)
Proceeds from sale-leaseback transactions	62,288	33,912	262,479	172,683
Free cash flow	$35,651	$62,530	$120,917	$216,369
Factors Affecting the Comparability of our Results of Operations
Impact of Our Asset-light, Flexible Real Estate Strategy on Rent Expense
Our asset-light, flexible real estate strategy has allowed us to expand our business by leveraging operating leases and sale-leaseback transactions, among other asset-light opportunities. Approximately 72% of our centers are now leased, including approximately 83% of our new centers opened since 2015, versus a predominantly owned real estate strategy prior to 2015. Rent expense, which includes both cash and non-cash rent expense, will continue to increase as we lease more centers and will therefore impact the comparability of our results of operations. The impact of these increases is dependent upon the timing of our centers under development and the center openings, the timing of sale-leaseback transactions and terms of the leases for the new centers or sale-leaseback transactions.
Macroeconomic, Geopolitical and Policy Trends
We have been monitoring the macroeconomic, geopolitical and policy environments and their impact on our business, including with respect to inflation, interest rates, the war in Iran, tariffs, taxes and labor, as well as a potential economic recession or low growth and general economic and political conditions. See “—Overview—Macroeconomy, Geopolitical and Policy Environments” for additional information.
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

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
			As a Percentage of Total Revenue
	2026	2025	2026	2025
Revenue:
Center revenue	$871,127	$760,897	97.5%	97.2%
Other revenue	22,397	21,752	2.5%	2.8%
Total revenue	893,524	782,649	100.0%	100.0%
Operating expenses:
Center operations	474,518	414,328	53.1%	52.9%
Rent	96,099	87,511	10.8%	11.2%
General, administrative and marketing	65,752	59,840	7.4%	7.6%
Depreciation and amortization	85,013	75,094	9.5%	9.6%
Other operating expense	14,137	10,231	1.6%	1.3%
Total operating expenses	735,519	647,004	82.4%	82.6%
Income from operations	158,005	135,645	17.6%	17.4%
Other (expense) income:
Interest expense, net of interest income	(14,694)	(18,440)	(1.6)%	(2.4)%
Equity in earnings of affiliates	578	149	0.1%	—%
Other income	—	21,994	—%	2.8%
Total other (expense) income	(14,116)	3,703	(1.5)%	0.4%
Income before income taxes	143,889	139,348	16.1%	17.8%
Provision for income taxes	37,396	36,921	4.2%	4.7%
Net income	$106,493	$102,427	11.9%	13.1%
Total revenue. The $110.9 million increase in Total revenue for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was due to continued strong growth in membership dues and in-center revenue, driven by higher average dues including from improved membership mix, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $110.2 million increase in Center revenue for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025:
•67.9% was from membership dues and enrollment fees, which increased $74.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase reflects the higher average monthly dues per Center membership due to the growth in our new and ramping centers and continued improvement in membership mix during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025; and
•32.1% was from in-center revenue, which increased $35.4 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
The $0.6 million increase in Other revenue for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by the improved performance of our Life Time Work locations.

Center operations expenses. The $60.2 million increase in Center operations expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $8.6 million increase in Rent expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by sale-leaseback transactions as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $5.9 million increase in General, administrative and marketing expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to increases in incentive and benefit-related expenses and marketing costs.
Depreciation and amortization expenses. The $9.9 million increase in Depreciation and amortization expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to new center openings and capitalized software development costs.
Other operating expense. The $3.9 million increase in Other operating expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to a $3.0 million net gain on sale-leaseback transactions during the three months ended September 30, 2026 as compared to a $7.7 million net gain on sale-leaseback transactions during the three months ended September 30, 2025.
Interest expense, net of interest income. The $3.7 million decrease in Interest expense, net of interest income for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by increased capitalized interest, lower average levels of outstanding borrowings and a lower interest rate largely as a result of the repricing of our Term Loan Facility in August 2025 and August 2026.
Equity in earnings of affiliates. The $0.4 million increase in Equity in earnings of affiliates for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily related to a $0.3 million favorable revision to previously estimated closing costs associated with the sale of assets in a non-club joint venture.
Other income. The $22.0 million decrease in Other income for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily related to net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic for the three months ended September 30, 2025.
Provision for income taxes. The $0.5 million increase in provision for income taxes for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by an increase in earnings before taxes, partially offset by an increase in the excess tax deduction associated with share-based compensation. The effective tax rate was 26.0% and 26.5% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the three months ended September 30, 2026 is higher than our statutory rate of 21% and is primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.
Net income. As a result of the factors described above, net income was $106.5 million for the three months ended September 30, 2026 as compared to $102.4 million for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth our condensed consolidated statements of operations data (amounts in thousands) and data as a percentage of total revenue for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
			As a Percentage of Total Revenue
	2026	2025	2026	2025
Revenue:
Center revenue	$2,476,095	$2,182,416	97.2%	97.0%
Other revenue	72,125	67,743	2.8%	3.0%
Total revenue	2,548,220	2,250,159	100.0%	100.0%
Operating expenses:
Center operations	1,334,954	1,189,240	52.4%	52.9%
Rent	280,329	251,866	11.0%	11.2%
General, administrative and marketing	191,411	179,361	7.5%	8.0%
Depreciation and amortization	249,058	219,001	9.8%	9.7%
Other operating expense	49,920	58,927	2.0%	2.6%
Total operating expenses	2,105,672	1,898,395	82.7%	84.4%
Income from operations	442,548	351,764	17.3%	15.6%
Other (expense) income:
Interest expense, net of interest income	(47,797)	(65,331)	(1.9)%	(2.9)%
Equity in (loss) earnings of affiliates	(1,999)	170	(0.1)%	—%
Other income	4,937	34,867	0.2%	1.5%
Total other expense	(44,859)	(30,294)	(1.8)%	(1.4)%
Income before income taxes	397,689	321,470	15.5%	14.2%
Provision for income taxes	101,740	70,799	4.0%	3.1%
Net income	$295,949	$250,671	11.5%	11.1%
Total revenue. The $298.1 million increase in Total revenue for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was due to continued strong growth in membership dues and in-center revenue, including higher average dues, membership growth in our new and ramping centers and higher member utilization of our in-center offerings, particularly in Dynamic Personal Training.
With respect to the $293.7 million increase in Center revenue for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:
•69.6% was from membership dues and enrollment fees, which increased $204.5 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase reflects the higher average monthly dues per Center membership due to the growth in our new and ramping centers and continued improvement in membership mix during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025; and
•30.4% was from in-center revenue, which increased $89.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was recognized across all of our primary in-center businesses and reflects the higher utilization of our offerings by our members, particularly Dynamic Personal Training, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
The $4.4 million increase in Other revenue for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by the improved performance of our events business and Life Time Work locations.

Center operations expenses. The $145.7 million increase in Center operations expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to operating costs related to our new and ramping centers, additional center operating expenses related to increased club utilization in our mature centers, as well as costs to support in-center business revenue growth.
Rent expense. The $28.5 million increase in Rent expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by sale-leaseback transactions, taking possession of other leased properties, as well as the recognition of a higher level of contingent rent expense, which is generally determined based on a percentage of center-specific revenue and/or other center-specific financial metrics over contractually specified levels.
General, administrative and marketing expenses. The $12.1 million increase in General, administrative and marketing expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to increases in incentive and benefit-related expenses, increases in center support overhead to enhance and broaden our member services and experiences, and increased marketing costs.
Depreciation and amortization. The $30.1 million increase in Depreciation and amortization for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to new center openings and capitalized software development costs.
Other operating expense. The $9.0 million decrease in Other operating expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to a $5.1 million net gain on sale-leaseback transactions during the nine months ended September 30, 2026 as compared to a $4.8 million net loss on sale-leaseback transactions during the nine months ended September 30, 2025, partially offset by increased costs to support revenue growth.
Interest expense, net of interest income. The $17.5 million decrease in Interest expense, net of interest income for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was driven by increased capitalized interest, lower average levels of outstanding borrowings, a lower interest rate largely as a result of the interest rate swaps entered into in April 2025 and the repricing of our Term Loan Facility in August 2025 and August 2026.
Equity in (loss) earnings of affiliates. The $2.2 million change in Equity in (loss) earnings of affiliates for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily related to a $2.6 million loss on the sale of assets in a non-club joint venture.
Other income. The $29.9 million decrease in Other income for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was related to $34.9 million in net cash proceeds received in connection with employee retention credits under the CARES Act to provide certain relief as a result of the COVID-19 pandemic for the nine months ended September 30, 2025, partially offset by a $4.9 million recognition of settlement proceeds from Zurich in satisfaction of legal claims for the nine months ended September 30, 2026.
Provision for income taxes. The $30.9 million increase in provision for income taxes for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by an increase in earnings before taxes and a decrease in the excess tax deduction associated with share-based compensation. The effective tax rate was 25.6% and 22.0% for those same periods, respectively. The effective tax rate applied to our pre-tax income for the nine months ended September 30, 2026 is higher than our statutory rate of 21% and is primarily due to the state income tax provisions and deductibility limitations associated with executive compensation, partially offset by the excess tax deduction associated with share-based compensation.
Net income. As a result of the factors described above, net income was $295.9 million and $250.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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
As of September 30, 2026, there were no outstanding borrowings under our Revolving Credit Facility and there were $17.1 million of outstanding letters of credit, resulting in total availability under our $650.0 million Revolving Credit Facility of $632.9 million. Total cash and cash equivalents at September 30, 2026 was $286.2 million, resulting in total cash and availability under our Revolving Credit Facility of $919.1 million.
The following table sets forth our condensed consolidated statements of cash flows data (amounts in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by operating activities	$670,471	$630,666
Net cash used in investing activities	(543,681)	(436,083)
Net cash (used in) provided by financing activities	(44,449)	18,926
Effect of exchange rates on cash and cash equivalents and restricted cash and cash equivalents	(250)	51
Increase in cash and cash equivalents and restricted cash and cash equivalents	$82,091	$213,560
Operating Activities
The $39.8 million increase in net cash provided by operating activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily the result of increased business performance and profitability.
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
The $107.6 million increase in net cash used in investing activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by a $225.1 million increase in capital expenditures, partially offset by $89.8 million in higher proceeds from sale-leaseback transactions.

The following table reflects capital expenditures by type of expenditure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Growth capital expenditures (1)	$216,512	$155,967	$611,807	$416,427
Maintenance capital expenditures (2)	35,500	27,834	107,641	93,186
Modernization and technology capital expenditures (3)	36,745	38,693	92,585	77,367
Total capital expenditures	$288,757	$222,494	$812,033	$586,980
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
The increase in total capital expenditures for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by an increase in new center construction as we expand our new center openings to 12 to 14 centers per year, most of which will be large format ground up builds in 2026 and 2027, higher modernization and technology expenditures for center remodels, expansion of our CTR small group training and digital and artificial intelligence initiatives, and higher maintenance expenditures for member experiences and operational efficiencies.
Financing Activities
The $63.4 million increase in net cash used in financing activities for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by repurchases of our common stock under our Share Repurchase Program, employee tax withholding associated with net share-settled share-based awards and lower proceeds from financing obligations, partially offset by lower net repayments under our Revolving Credit Facility and higher proceeds from stock option exercises.
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
During the nine months ended September 30, 2026, we repurchased approximately 2.6 million shares of our common stock under the Share Repurchase Program for total consideration of approximately $73.4 million.
As of September 30, 2026, we had approximately $426.6 million of availability remaining under our Share Repurchase Program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business that include changes in interest rates and changes in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest rate risk
Our cash consists primarily of an interest-bearing account at a large United States bank with limited interest rate risk. At September 30, 2026, we held no investments in marketable securities.
We incur interest at variable rates under our Revolving Credit Facility. At September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility and $17.1 million of outstanding letters of credit, resulting in total revolver availability of $632.9 million, which was available at intervals ranging from 30 to 180 days at interest rates of Term Secured Overnight Financing Rate (“SOFR”) plus 2.00% or base rate plus 1.00%.
See Note 5, Derivative Instruments and Hedging Activities, to our condensed consolidated financial statements in this report for information on our interest rate swaps, which converted the variable rate under the Term Loan Facility to a fixed interest rate.
Assuming the Revolving Credit Facility is fully drawn, each one percentage point change in interest rates would result in an approximately $6.5 million change in annual interest expense on the indebtedness under the Credit Facilities as of September 30, 2026.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 24, 2026, we announced that our board of directors approved a share repurchase program of up to $500 million of our outstanding common stock. Refer to Note 8, Stockholders’ Equity, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. We did not repurchase any shares of our common stock during the three months ended September 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On October 26, 2026, the Company received notice from Ritadhwaja Jebens (RJ) Singh, the Company’s Executive Vice President and Chief Digital Officer, of his intention to retire from the Company after nearly 10 years of service, effective December 31, 2026 (the “Retirement Date”). Mr. Singh is expected to continue as Executive Vice President and Chief Digital Officer of the Company through the Retirement Date at his current compensation level. The Company has initiated a search process to identify a successor for Mr. Singh. In connection with Mr. Singh’s retirement, the Company entered into an Employment Agreement and General Release (the “Agreement”) with Mr. Singh on October 26, 2026, which amends and supersedes his current employment agreement, and will enter into a Consulting Agreement (the “Consulting Agreement”) with Mr. Singh as of his Retirement Date pursuant to which Mr. Singh will continue to provide digital technologies consulting services to the Company following his Retirement Date through March 1, 2029.
The Company’s Compensation Committee approved each of the Agreement and the Consulting Agreement. As a result of Mr. Singh continuing to provide services to the Company pursuant to the Consulting Agreement, his outstanding equity-based awards will continue to vest and be exercisable, as applicable, during the consulting period (including with respect to the equity awards granted pursuant to the 2026 short-term incentive program) in accordance with and subject to the terms of such award agreements, except that Mr. Singh agreed that he would forfeit the portions of his outstanding long-term performance stock units that are based on Adjusted EBITDA performance in 2027 and 2028 and forfeit the entire performance stock unit award granted in 2026 that cliff vests after three years based on relative total stockholder return. Additionally, under the Agreement, upon Mr. Singh ceasing to provide services to the Company as a consultant, his vested stock options at such time will remain outstanding and exercisable for their respective terms notwithstanding such termination of service. The Company has also agreed to continue Mr. Singh’s Life Time club membership at no cost to Mr. Singh through March 2029, provide a Company-leased vehicle at no cost to Mr. Singh for eighteen (18) months, and pay the total cost of Mr. Singh’s continued health insurance benefits through June 30, 2028. These benefits are contingent upon Mr. Singh entering into and not rescinding a separation agreement and general release at the time of his retirement.
The foregoing description of the Agreement is not complete and is subject to and qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, the terms of which are incorporated by reference herein.

ITEM 6. EXHIBITS
All exhibits as set forth on the Exhibit Index.
Exhibit Index

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date
10.1	Sixteenth Amendment to the Credit Agreement, dated as of August 12, 2026, by and among LTF Intermediate Holdings, Inc., Life Time, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent.	8-K	001-40887	10.1	8/13/2026
10.2	Employment Agreement and General Release by and between Ritadhwaja Jebens (RJ) Singh and Life Time Group Holdings, Inc., effective as of October 26, 2026.				Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document –– the Instance Document does not appear in the interactive data file because its XBRL tags are Embedded within the Inline XBRL Document.				Filed herewith
101.SCH	Inline XBRL Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File –– the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Life Time Group Holdings, Inc.

Date: October 29, 2026	By:	/s/ Erik Weaver
Erik Weaver
Executive Vice President & Chief Financial Officer